Form 10-K405
period 1997-12-31
LECG INC
filed 1998-03-30
CIK 1047749

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  (Mark One)

  [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the fiscal year ended: December 31, 1997

                                      OR

  [_] Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from ________ to _______

                       Commission File Number ________

                               ----------------

                                  LECG, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                      94-3063119
 (STATE OR OTHER JURISDICTION OF INCORPORATION
               OR ORGANIZATION)                       (I.R.S. EMPLOYER IDENTIFICATION NO.)
  2000 POWELL STREET, EMERYVILLE, CALIFORNIA                         94608
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      Registrant's telephone number, including area code: (510) 653-9800

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
         COMMON STOCK $0.001 PAR VALUE                      NEW YORK STOCK EXCHANGE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:      None
                                                           (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 26, 1998 was approximately $75,195,359 based upon the last sales price reported for such date on the New York Stock Exchange. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

  At March 30, 1998, registrant had outstanding 13,027,867 shares of Common
Stock.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  The Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held April 24, 1998 is incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  LECG, Inc. ("LECG" or the "Company") is an economic consulting services firm that provides sophisticated economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company's areas of expertise include antitrust, industry deregulation, damages analyses, economic and financial modeling, intellectual property valuation, environmental economics and public policy. Services are provided by renowned academics, recognized industry leaders and former high-level government officials ("Experts") who are supported by a highly educated professional staff, most of whom have Ph.D.s or advanced degrees in economics, finance or related disciplines ("Professional Staff"). The Experts include those who provide services to the Company on an exclusive basis ("Principals") and on a non-exclusive basis ("Affiliates"). The role of the Professional Staff is critical as it enables the Experts to leverage their expertise allowing the Company to deliver high quality work product to its clients. The Company believes that its structure enables its Experts to provide sophisticated economic consulting services efficiently and effectively to clients throughout the world. In 1997 alone, the Company performed over 500 assignments for more than 300 clients in 8 countries.

  The Company provides its clients with insightful and original studies that are authored, articulated and ultimately defended by independent, leading Experts, and which are capable of commanding the attention of regulators, legislators, judges and juries. The studies and related testimony incorporate in-depth economic analysis on complex issues, such as the competitive effects of mergers and acquisitions, restructuring of regulated industries, auction design and implementation, the efficiency properties of complex contracts, the impact of regulatory structures on technological innovation, the causes of financial misfortunes and the cost of environmental damages.

  The Company is retained by public and private companies, government agencies, national and state governments and by major law firms on behalf of their clients. The Company has provided consulting services to a diverse client base including (i) leading corporations, such as Abbott Laboratories, Chevron Corp., Dow Chemical Co., Intel Corporation, Southern Pacific and Time Warner, Inc., (ii) large telecommunication and utility companies, such as Ameritech, Bell Atlantic Corp., New England Power Co., Northern States Power Co., Pacific Gas and Electric and Potomac Electric Power Co., (iii) leading financial services firms such as Bankers Trust New York Corp., Kemper Financial Services, Inc. and Transamerica Life Insurance and Annuity Co., (iv) United States government and regulatory agencies, such as the Department of Justice, the Department of Labor, the Federal Communications Commission, the Federal Deposit Insurance Corporation, the Federal Trade Commission and the Resolution Trust Corporation and (v) national governments and government agencies, including the governments of Argentina, Colombia, El Salvador, Guatemala, Japan, New Zealand and South Korea.

  The Company's Principals include faculty and former faculty from leading universities including Brigham Young University, Cambridge University, Harvard University, the London Business School, New York University, Northwestern University, Princeton University, Stanford University, Tel Aviv University, Texas A&M University, the University of California at Berkeley, the University of California at Davis, the University of California at Los Angeles, the University of Chicago, the University of Illinois, the University of Maryland, the University of Pennsylvania, the University of Southern California, the University of Toronto, the University of Virginia, Vanderbilt University and Yale University. The Experts' relationships with credentialed, internationally renowned scholars enables the Company to serve as a "switchboard" to access talent in the world's great universities.

  The Company believes that the business environment is favorable to the continued application of economic analysis to complex business and policy problems. The Company believes that there are additional growth opportunities through (i) increasing engagements performed by the Company's current Experts, (ii) attracting additional Experts, (iii) expanding geographically in the United States and abroad and (iv) acquiring economic consulting organizations on a selective basis.

  Since its incorporation in 1988, the Company has expanded its operations from one office in Berkeley/Emeryville, California to a current aggregate of thirteen offices in Washington, D.C.; New York, New York; Evanston, Illinois; Salt Lake City, Utah; College Station, Texas; Sacramento, California; Cambridge, Massachusetts; Toronto, Canada; Wellington, New Zealand; London, United Kingdom; Brussels, Belgium; and Toulouse, France.

BUSINESS ENVIRONMENT FOR COMPLEX ECONOMIC ANALYSIS

  Micro-economic thinking and modeling have gained wide acceptance. The application of advanced micro-economic analysis to complex decision-making has been made increasingly possible by the development of economic models and model estimation techniques, the advent of low cost computing capacity and the development of large public and private databases, which enable statistical relationships to be explored and modeled. The increased use of economic analysis is reflected in the frequency with which government agencies in the United States and abroad are engaging economists to assist in evaluating mergers and acquisitions, establishing deregulatory principles, designing complex auctions and implementing transfer pricing rules. In turn, affected private sector parties are compelled to commission similar economic studies to represent their interests in the shaping of regulatory and deregulatory processes, privatization outcomes and legislative changes. In addition, economic analysis is increasingly used to help determine liability and damages in private litigation or alternative dispute resolution forums.

  The Company believes that micro-economic analysis directed by leading experts is especially useful where there is considerable complexity or contention as a result of profound change due to technological innovation or major legal or policy shifts. This complexity and contention have affected organizations (i) in those industries undergoing fundamental transition, (ii) directly affected by competition policy and antitrust laws, (iii) confronted with complex valuation problems, (iv) requiring damage analysis and (v) formulating corporate strategy.

  Industries in Fundamental Transition. Regulatory initiatives typically lead governments and affected parties to engage consultants to perform economic analyses. Cost benefit, comparative cost, cost allocation and price impact studies are frequently commissioned and can yield important findings which can shape policy. Economic analysis is especially important where governments or regulators are endeavoring to deregulate industries. Deregulation begets further regulations as governments increasingly rely on competition policy rather than price, entry and rates of return regulation.

  Recent deregulation in the telecommunications, electric and gas utility and agribusiness industries as well as the legislative and market turmoil affecting the United States healthcare system have led to greater use and application of economic analyses in those industries.

  . Telecommunications. The telecommunications industries are undergoing fundamental restructuring as they move from public control to more market based methods of governance or control. These developments are already substantially accomplished in New Zealand and Chile, in progress in the United States, the United Kingdom and Australia and being initiated or contemplated in many other countries including continental European countries. Greater reliance on competition rather than regulation requires detailed market, cost and financial analyses by the major industry participants as well as by potential new entrants.

  . Electric and Gas Utilities. Deregulation and industry consolidation often requires sophisticated economic analysis. Where vertical divestiture has occurred, pricing issues are especially important with respect to intermediate "products" including wholesale electricity and transmission/pipeline services, particularly if control of the basic infrastructure (e.g., transmission/pipelines) remains concentrated.

     Also, when integrated providers compete with new entrants that are not integrated, complex competition policy issues arise with respect to the terms and conditions under which the integrated provider can self supply. Organizational design and access issues frequently need to be analyzed from an economic perspective.

  . Agribusiness. With deregulation and the phased reduction of government subsidies occurring in industrialized countries as a result of the GATT Uruguay round, and the forthcoming negotiation rounds under the auspices of the World Trade Organization, greater flexibility and market sensitivity are being introduced to the agricultural sectors of many countries. Moreover, environmental issues, water rights and technological innovation in agricultural machinery, hybrid seeds, engineered plants and species raise important policy issues requiring economic analyses.

  . Healthcare. Policy issues arise in many contexts, including hospital mergers, physician/hospital relations and pharmaceutical pricing. Because the sale of pharmaceutical products and medical devices are often heavily regulated, and involve significant levels of intellectual property, they too involve complex issues which frequently require economic analysis. Furthermore, pharmaceutical and medical products are frequently supplied on a global basis, raising important intercountry pricing issues.

  Competition Policy and Antitrust Analysis. Competition policy issues frequently involve detailed analysis of markets, market entry conditions and the market positions of incumbents. Such analyses are required not only in mature markets, but also in the new high technology sectors where the role of innovation, network externalities, installed base effects and standards are of great importance. The role of pricing policies and licensing strategies must frequently be assessed. Antitrust analysis is frequently required before merging firms can achieve clearance from antitrust and other regulatory bodies in the United States, Europe and elsewhere. In addition, private antitrust litigation frequently requires analysis of markets, firm behavior and damages.

  Complex Valuation Problems. The growth and expansion of markets has led to increases in the variety of assets which are traded and the frequency with which restructuring occurs. In many cases, there may not be organized markets where the prices of certain assets are readily ascertained. Yet there is often a need for value to be determined or for asset sales to be organized. Economic analysis and advanced statistics and econometrics can assist in valuation, including:

  . Financial Securities. Valuation engines and sophisticated mathematical modeling are frequently needed to value complex derivatives and exotic securities. These advanced techniques are employed in litigation, as well as by companies assessing their exposure to risk and seeking to value their portfolios.

  . Intellectual Property and Intangible Assets. Many firms recognize the need to build and protect brand equity, intangible assets and intellectual property. Patents, trade secrets, copyrights and trademarks frequently need to be valued for managerial, licensing, transfer pricing and litigation purposes. Economic and market analysis is frequently fundamental to such valuations.

  . Auction of Public Assets and Stranded Assets. Governments have recently auctioned assets in the electromagnetic spectrum, railroad, oil and gas, forestry and mineral industries. Private parties wishing to sell large fixed investments have likewise been attracted to the notion of designing complex auctions. The architecture of market design principles depends heavily on modern game theory, which is an important analytical tool in modern micro-economic analysis.

  . Contract Rights. Complex contract rights are often analyzed and valued in the context of litigation, insurance coverage, mergers and acquisitions and joint ventures.

  Damages Analysis. Damages analysis often requires, or benefits from, the analysis of large data sets and the construction of economic models. Damages analysis frequently forms the foundation for understandable expert testimony for litigation and alternative dispute resolution.

  . Environmental Damages. Sophisticated economic analysis is frequently required to quantify damages from hazardous waste contamination, including estimation of loss of prospective economic gain, diminution in property value and residual price risk attached to remediated properties. Economics also is used to analyze hedonic and economic damages resulting from loss of life.

  . Intellectual Property Damages. Intellectual property is increasing in value, in part because of the new patent regime caused by the centralization of the Court of Appeals in Washington, D.C. Accordingly, the stakes involved in patent disputes have also increased. Infringement damages frequently require the exploration of the cost of non-infringing alternatives or "invent around" opportunities as well as future market and alternative technologies calculations.

  . Mass Torts. The United States has witnessed a growing number of class action product liability cases, including cases involving silicone breast implants, cigarettes, dangerous chemicals and pharmaceuticals producing unintended side effects. Both plaintiffs and defendants increasingly rely on sophisticated economic analysis to quantify exposure, adverse health effects and damages and to allocate damages among defendants.

  . Securities Fraud. Securities products have become increasingly complex with the growth of sophisticated derivative products. As securities products have become more complex, the calculation of damages in securities fraud cases has also become more complex, often requiring sophisticated computer modeling and analysis of extensive data sets.

  Corporate Strategy. Economic analytic techniques are also used to examine the interplay between asset structure, organizational structure and processes and competitive advantage. Areas where economic analysis is useful include the analysis of difficult to replicate intangible assets used in supporting competitive advantage, the choice of organizational structure, decisions regarding outsourcing, transfer pricing and technology acquisitions.

THE LECG BUSINESS MODEL

  The Company's business model attracts and motivates renowned experts who provide high quality economic analyses and testimony on behalf of companies and government agencies. The Company believes that several factors distinguish it from other industry participants. These factors include the following:

  Renowned Experts. The Company has the ability to access and productively utilize renowned scholars and experts from government and the private sector able to conduct, present and defend authoritative studies. The Experts who perform these services include nationally recognized and highly credentialed faculty and former faculty from many top universities. Many of these Experts have valuable hands-on industry experience or experience in working in or with government agencies such as the Department of Justice, the Federal Trade Commission and the Federal Communications Commission. The Experts and Professional Staff are major contributors to the academic and professional literature in economics and finance, public policy and intellectual capital management.

  Highly Educated Professional Staff. The Company employs a staff of highly credentialed and experienced economists and other analysts to support the Experts. As of December 31, 1997, many of the Company's 141 Professional Staff held advanced degrees in economics, finance or related disciplines. The Company believes that its highly educated Professional Staff enables the Experts to leverage their expertise allowing the Company to deliver high quality work product to its clients. In addition, many of the Professional Staff have become experts in their own right, testifying, authoring studies and designing sophisticated models.

  Attractive Support Infrastructure. The Company believes that Experts desire to associate with the Company in part because of its support infrastructure which (i) relieves the Experts of administrative tasks and enables them to focus on their analytic work, (ii) allows them to retain their autonomy and intellectual freedom and (iii) provides a collegial environment that advances creativity and cooperation. The Company has designed its infrastructure to maximize Expert efficiency. As part of this strategy, the Company opens offices in proximity to the universities at which its Experts are faculty in order to provide convenient support. Marketing, contract negotiation, accounting, billing and collecting receivables are handled at the Company's executive offices. This support infrastructure ensures the Expert focuses on analysis rather than project administration.

  Focused Project Management. The Company treats each client engagement as a separate project, assigning one or more Experts and a Professional Staff team consisting of one or more senior economists and analysts. Once assembled, these teams become virtual organizations using inside and outside resources to achieve performance in exacting time frames. The Company makes extensive use of advanced computer hardware and software in executing its projects.

  Authoritative Studies. The Company is committed to providing the most sophisticated and authoritative studies and expert testimony based upon advanced economic and statistical analysis. The Experts' credentials command the attention of decision makers, thereby enabling analytical and authoritative approaches to problems to receive proper recognition.

  Investment in Databases, Models and Methodologies. The Company has developed proprietary databases consisting of economic data and studies. In addition, the Company has developed proprietary computer models used in cost modeling, auctions and the valuation of complex derivatives. The Company's Experts and Professional Staff are further aided by access to the Company's network of contacts and affiliations, internal databases and prior non-confidential studies.

AREAS OF EXPERTISE

  The Company offers its clients leading economic expertise in a number of industries across a variety of service areas including the following:

Agribusiness                              Environmental and Natural Resource
 . Merger analysis                           Economics
 . "Fair" pricing of agricultural          . CERCLA and state superfund
   products                               . Cost allocation modeling and
 . Intellectual property                     dispute resolution
 . Valuation of biotechnology              . Natural resource damages and
 . Strategy and complementary asset          diminution of value
  ownership vs. control assessments       . Air and water quality
 . Market surveys                          . Toxic substances and pesticides
 . Price forecasting                       . Land and water use
 . Application of information              . Forestry, mining and public lands
  technology                              . Deregulation and water market
                                            pricing
Antitrust
 . Market definition
 . Analysis of market power                Damages Analysis
 . Assessment of business practices        . Compensatory and punitive theories
 . Mergers and acquisitions                . Lost profits and unjust enrichment
 . Cooperative activities                  . Patent and copyright infringement
                                          . Valuation
                                          . Breach of contract/fiduciary duty
Auctions                                  . Product liability
 . Auction design                          . Business torts
 . Auction execution/software
  implementation
 . Bidding strategies                      Electric Utilities
                                          . Rate design and cost of service
                                          . Market-based rates and contracts

 . Promotional practices                   International Trade
 . Transmission rates and access           . International Trade Commission
 . Performance-based regulation              injury and causation analysis
 . Retail wheeling/industry                . Commerce Department margins
  restructuring                             analysis
 . Competitive strategies/stranded         . Trade pricing
  investment                              . Trade policy
 . Qualified facility                      . Customs valuations
  bidding/contract renegotiation          . Export controls
                                          . Environmental regulation trade
                                            effects
Financial Industries                      . National security issues
 . Insurance
 . Banking/savings and loan
 . Real estate                             Legal and Regulatory Infrastructure
 . Financial networks                      . Design of property rights
                                          . Judicial reform
                                          . Regulatory policies
Futures Markets                           . Anti-monopolization policies
 . CFTC regulations                        . Tax, trade and foreign investment
 . Futures contracts and markets             policies
 . Computerized hedging models             . Sequencing of reforms
 . Decision support systems
 . Statistical analysis of trading         Natural Gas and Oil
  and investment strategies               . Market-based rates
                                          . Bypass issues
                                          . Pipeline expansion pricing
Health Care                               . Performance-based regulation
 . Antitrust analysis                      . Take or pay contracts
 . Cost benefit analysis                   . Pricing and energy modeling
 . Merger analysis                         . Refinery economics
 . Damages analysis                        . Oil product supply and demand
 . Intellectual property                   . Mergers and acquisitions
 . Market surveys

                                          Privatization
Intellectual Property                     . Government strategy
 . Patent and copyright infringement       . Benefits/cost analysis
 . Trade secrets and trademarks            . Deregulation
 . Management of technology                . Decentralized process design
 . Patent misuse                           . Investment feasibility studies
 . Licensing
 . Competitive analysis of high
  technology industry                     Railroads
                                          . Merger analysis and competitive
                                            conditions
International Strategy and Policy         . Maximum rate reasonableness
 . Negotiations                            . Shipper contract negotiations
 . Country studies                         . Train derailments and health risk
 . Industry studies                          hazards
 . European community regulations
 . Asian market analysis
 . Eastern Europe and NIS market           Risk Management
  analysis                                . Derivatives
 . NAFTA and World Trade Organization      . Portfolio valuation
  dispute settlement panels

Securities Fraud                          . Advanced pricing agreements
 . Class actions                           . Economics of transaction costs
 . Limited partnerships                    . Depreciation policy
 . Valuation                               . Optimal organization of
 . Damage estimation                         multinational enterprises
                                          . Public policy analysis

Strategic Management
 . Management of technology and            Telecommunications
  intellectual property                   . Telephone, cellular, CATV, and
 . Corporate strategy and structure          broadcast
 . Defense reconversion                    . State and federal rate design and
                                            price regulation
                                          . Interconnection and competition
Taxation                                    policy
 . International transfer pricing          . Pricing of new services
                                          . Cost allocation
                                          . International privatization and
                                            liberalization
                                          . R&D and technology policy and
                                            management


PRINCIPAL CLIENTS AND REPRESENTATIVE ENGAGEMENTS

  Since its incorporation in 1988, the Company has advised over 900 clients and conducted more than 1,400 engagements in 13 countries. In 1997, the Company performed over 500 assignments for more than 300 clients in 8 countries. No single client has represented more than ten percent of the Company's revenues in any year, and the ten largest clients typically represent approximately one-third of the Company's revenues in any year. Although in many cases the Company's work for a client must be kept confidential, set forth below is a partial list of those clients for whom the Company's engagement was publicly disclosed:

Agribusiness                              . Federal Trade Commission
 . Conagra, Inc.                           . Resolution Trust Corporation
 . Dow Chemical Co.                        . Governments of Argentina,
 . E.I. DuPont de Nemours                    Colombia, El Salvador, Guatemala,
 . E&J Gallo Winery, Inc.                    Japan, South Korea, New Zealand
 . Georgia-Pacific Corp.
 . H. J. Heinz Co.
 . Kraft General Foods, Inc.               Manufacturing
 . Monsanto Company                        . Hansen Industries, Ltd.
 . Tri-Valley Corp.                        . Siemens Nixdorf Information
 . Well-Pict. Inc.                           Systeme AG
                                          . Ssangyong Cement Industrial Co.,
                                            Ltd.
Financial Services and Insurance          . Teledyne, Inc.
 . Bankers Trust New York Corp.
 . Commercial Union Insurance Co.
 . Kemper Financial Services, Inc.         Oil and Gas
 . Steinhardt Management Co.               . Amoco Corporation
 . Transamerica Life Insurance &           . Chevron Corp.
  Annuity Co.                             . Conoco Inc.
                                          . Exxon Corp.
                                          . Humboldt Petroleum, Inc.
Government-Related                        . Liquid Carbonic
 . Department of Justice                   . Mobil Corp.
 . Federal Communications Commission       . Shell Oil Co.
 . Federal Deposit Insurance               . Texaco Inc.
  Corporation                             . Unocal Corp.

Pharmaceuticals                           . Pacific Bell
 . Abbott Laboratories                     . Pacific Telesis Group
 . Ciba-Geigy Corp.                        . SBC Technologies, Inc.
 . Glaxo Wellcome P.L.C.                   . Southern New England Telephone Co.
 . Johnson & Johnson                       . Stentor Communications
 . Merck & Co., Inc.                       . TCI International, Inc.
 . Pfizer Inc.                             . Time Warner Inc.
 . Rhone-Poulenc Rorer Inc.                . United States Telephone
 . Sandoz Corp.                              Association
 . SmithKline Beecham Corp.                . U.S. West Communications Group,
                                            Inc.

Technology
 . Advanced Fiber Communications           Transportation
 . Advanced Micro Devices, Inc.            . American Airlines, Inc.
 . Analog Devices, Inc.                    . APL Limited
 . Apple Computer, Inc.                    . Continental Airlines, Inc.
 . Ascend Communications                   . Northwest Airlines, Inc.
 . Atari Corp. (acquired by JTS            . Southern Pacific Rail Corp.
  Corp.)                                  . Union Pacific Corp.
 . DSC Communications Corp.
 . IBM
 . Intel Corporation                       Utilities
 . Northern Telecom Ltd.                   . Edison Electric Institute Inc.
 . Novell, Inc.                            . New England Power Co.
 . Packard Bell NEC, Inc.                  . Niagara Mohawk Power Corp.
 . Texas Instruments, Inc.                 . Northern States Power Co.
 . W. L. Gore & Associates, Inc.           . Pacific Gas and Electric Co.
                                          . Potomac Electric Power Co.
                                          . Wisconsin Electric Power Co.
Telecommunications
 . Ameritech Corp.
 . Bell Atlantic Corp.                     Other
 . Bellsouth Corp.                         . DHL Corp.
 . Grupo Iusacell, S.A. de C.V.            . Good Guys, Inc.
 . Indiana Bell Telephone Co.              . Hughes Aircraft Company Inc.
 . Nevada Bell                             . Moviefone, Inc.
 . NYNEX Corp.                             . Toyota Motor Sales USA, Inc.
                                          . United Parcel Service of America,
                                            Inc.

  Law Firms. In the last three years, the Company has worked with the following 60 of the largest 100 U.S. law firms (ranked by revenue in 1996 by The American Lawyer):

 . Akin, Gump, Strauss, Hauer &            . Covington & Burling
  Feld, L.L.P.                            . Cravath, Swaine & Moore
 . Alston & Bird LLP                       . Davis Polk & Wardwell
 . Arnold & Porter                         . Debevoise & Plimpton
 . Baker & Hostetler LLP                   . Dechert Price & Rhoads
 . Baker & McKenzie                        . Dewey Ballantine
 . Baker & Botts L.L.P.                    . Dorsey & Whitney LLP
 . Brobeck, Phleger & Harrison LLP         . Fried, Frank, Harris, Shriver &
 . Cahill Gordon & Reindel                   Jacobson
 . Chadbourne & Parke LLP                  . Fulbright & Jaworski L.L.P.
 . Cooley Godward LLP                      . Gibson, Dunn & Crutcher LLP
 . Coudert Brothers                        . Graham & James LLP

 . Gray Cary Ware & Freidenrich, A         . Paul, Weiss, Rifkind, Wharton &
  Professional Corporation                  Garrison
 . Hale and Dorr LLP                       . Perkins Coie
 . Heller Ehrman White & McAuliffe         . Pillsbury Madison & Sutro LLP
 . Hogan & Hartson L.L.P.                  . Rogers & Wells
 . Howrey & Simon                          . Schulte Roth & Zabel LLP
 . Hunton & Williams                       . Shearman & Sterling
 . Jenner & Block                          . Sheppard, Mullin, Richter &
 . Jones, Day, Reavis & Pogue                Hampton LLP
 . Kaye, Scholer, Fierman, Hays &          . Sidley & Austin
  Handler, LLP                            . Skadden, Arps, Slate, Meagher &
 . Kelley Drye & Warren LLP                  Flom LLP
 . King & Spalding                         . Sonnenschein Nath & Rosenthal
 . Kirkland & Ellis                        . Steptoe & Johnson LLP
 . Latham & Watkins                        . Stroock & Stroock & Lavan LLP
 . Mayer, Brown & Platt                    . Vinson & Elkins L.L.P.
 . McDermott, Will & Emery                 . Wachtell, Lipton, Rosen & Katz
 . Morgan, Lewis & Bockius LLP             . Weil, Gotshal & Manges LLP
 . Morrison & Foerster LLP                 . White & Case
 . O'Melveny & Myers LLP                   . Wilmer, Cutler & Pickering
 . Orrick, Herrington & Sutcliffe LLP      . Wilson Sonsini Goodrich & Rosati,
                                            Professional Corporation
                                          . Winston & Strawn

  Representative Engagements. Examples of the Company's engagements, which the Company believes are representative of the nature of its services, are set forth below:

  . Mergers and Acquisitions. The Company provides sophisticated economic analysis to support and advise clients who are pursuing major mergers, acquisitions or joint ventures, which often require approval by antitrust authorities in the United States and abroad. This analysis entails detailed evaluations of the competitive conditions in the markets in which the firms operate, the potential for new entry into those markets, and the environment for technological change that can alter the boundaries of competition in those markets. Examples include:

      The mergers of SBC Technologies, Inc. and Pacific Telesis Group and of Bell Atlantic Corp. and NYNEX Corp.: The Company was engaged in connection with the mergers of these regional bell operating companies. The Company conducted detailed analyses of the extent of competition in telecommunications services in each company's home territory, and the prospects for future competition in local telephone, long distance and other telecommunications services. The regulatory authorities allowed both mergers to proceed.

      Monsanto's acquisition of Holden, Corp., a manufacturer of germ plasma: The Company evaluated the extent to which the assets of the two firms were complementary and promoted the development of innovative products.

      Freightliner's acquisition of Ford's heavy truck division: The Company's analysis helped the merging partners negotiate a favorable termination of the Department of Justice's review.

  . Complex Antitrust Litigation. The Company has been jointly engaged by manufacturers of branded pharmaceutical products in connection with nationwide antitrust litigation challenging industry pricing and distribution practices. For this project, the Company is analyzing the state of competition in markets for the manufacture and sale of pharmaceutical products, including the effects of managed care on the performance of the health care industry and specifically on the prices of pharmaceutical products. The analysis is national in scope, encompassing most of the manufacturers of branded pharmaceutical products.

  . Deregulation and Competition Policy. The largest twelve local United States exchange telecommunications companies ("LECs") engaged the Company to analyze the possible financial impacts of policy alternatives under consideration by the Federal Communications Commission ("FCC"). The Company's financial simulation model enabled these companies to assess effects of revenues, operating incomes, cash flow and equity values under current market expectations and alternate scenarios that depicted possible FCC policy decisions. The Company was also engaged by one of the largest LECs to build a model to simulate entry by multiple competitors to assess the financial viability of multiple local exchange entrants and determine the impact that this might have on local exchanges service prices.

  . Intellectual Property Valuation. In the context of an international tax case, the Company was asked to evaluate a complex license agreement between a United States company and its joint venture subsidiary in Japan. The firm was asked to analyze the nature of the bargaining environment in which the license agreement was formulated, the nature of corporate control in Japan and the value of the technology which was transferred to the United States company under the grant back provision of the license agreement. The Company's analysis and presentation enabled the Company's position to prevail on this important tax matter.

  . Environmental. The Company has pioneered the use of economic analysis as the basis for the equitable allocation of clean up costs at multi-party superfund sites. The traditional approach to cost allocation at these sites has been based on the volume of waste that each party generated. However, at many sites there is only one generator of waste and the responsible parties are defined by their economic or contractual relationship to one another. For instance, at a single site there may be an owner and an operator as well as one or more parties who arranged for the waste generating activities to be undertaken. All are responsible for clean up costs under the superfund laws. Recognizing that these contracts are merely a means for joint risk and reward sharing, the Company has advocated the allocation of clean up costs among the parties according to the economic benefits that each party received under the relevant contracts or economic relationship. This approach fits with mainstream economic thinking on efficient contract information and enforcement, as well as commonly accepted notions of fairness. The Company has been able to apply this benefits-based approach to cost allocation to several superfund sites.

  . Corporate Strategy. The Company was engaged by a major manufacturer of computer equipment and supplier of software services to explore the impact of the Internet, and network computing more generally, on business processes and business organization in the insurance industry worldwide. The Experts and Professional Staff advised the client over a four month period. The Company mapped the conceptual issues, sought relevant data, and conducted interviews of information technology managers on four continents. The study produced insights into the business opportunities presented by the Internet, and identified the new business models which may be possible in the life insurance industry in the near future.

GROWTH STRATEGY

  In addition to growth through additional engagements performed by the Company's current Experts, the Company believes that there are additional growth opportunities through (i) attracting additional Experts, (ii) expanding geographically in the United States and abroad, and (iii) acquiring economic consulting organizations on a select basis.

  Expand Base of Experts. The Company believes that its continued success and growth will require it to expand its base of Experts. The Company will continue its efforts to attract renowned academics from universities throughout the world and from the government agencies and the private sector and to train and promote its own Professional Staff. The Company offers Experts the support of the Professional Staff, an intellectual environment, the opportunity to work with other leading experts and an attractive compensation structure. The Company also believes that operating as a public company will aid in recruiting, retaining and incenting current and future employees.

  Geographic Expansion. The Company intends to expand geographically by establishing offices in proximity to major universities, think tanks, financial markets and government centers in additional United States locations and abroad. The Company believes that offices will need to be established in various continental European countries, Latin America and the Asia Pacific region. The Company recently opened offices in London, United Kingdom; Wellington, New Zealand; Brussels, Belgium; and Toulouse, France.

  Selective Acquisitions. Given the highly fragmented nature of the economic consulting industry, the Company believes that smaller consulting organizations are potential acquisition opportunities. The Company expects to continue to evaluate and meet with potential acquisition candidates that have the potential to increase capacity or add complementary capabilities. At the date of this Annual Report on Form 10-K the Company has no specific acquisition plans.

HUMAN RESOURCES

  The Company believes that is has developed a unique model for a professional services firm. The Company believes that the model is capable of attracting and incenting the best and the brightest thought leaders and experts from universities, think tanks and corporations. As a firm, the Company offers high compensation to its Experts, a collegial atmosphere, high autonomy, and transparency of rewards. High compensation is, however, coupled with high accountability because the Experts' compensation on each project is linked to the Company's collections on that project. To its Professional Staff, the Company offers a learning environment, the opportunity to work with highly credentialed Experts, competitive compensation and entrepreneurial opportunities.

  As of December 31, 1997, the Company had 37 Principals and approximately 100 Affiliates. In most cases, the Principals and Affiliates execute agreements with the Company. The agreements with the Principals provide for the Principal to consult exclusively for the Company in consideration for consulting fees determined by the time billed by the Principal and actually collected by the Company as well as project origination fees for work secured or managed by the Principal. The agreements with the Affiliates are substantially the same as the agreements with the Principals except they do not include an exclusivity provision and provide slightly reduced fees to the Affiliates. The agreements with the Principals are terminable at will and do not restrict competition with the Company following termination. From time to time, the Company also engages experts not otherwise associated with the Company to work on a particular matter. As of December 31, 1997, the Professional Staff consisted of 141 employees of whom many held advanced degrees in economics, finance or related disciplines.

  The Company has experienced low turnover with respect to its Principals. Since the Company was founded in 1988, only four Principals have ceased providing services to the Company.

  The ability to draw on relevant expertise either within the Company or through its connections with leading universities enables the Company to assign a project to an Expert who is a leader in the particular field and who does not require additional time to learn the fundamentals of the relevant area. The Expert can rely on competent Professional Staff to organize and analyze large quantities of data and institutional details to support its thorough analysis. The Company believes that clients see value in having studies performed by independent experts with recognized credentials and communication capabilities likely to be able to author studies and provide testimony that informs regulators, legislators, judges and juries.

  Experts. The Company endeavors to attract renowned scholars who are faculty or former faculty members at leading universities as well as experts from the private sector and former government officials. The Company believes that these highly credentialed individuals seek work environments different from traditional corporate environments and which allow them to retain their autonomy and intellectual freedom. In order to attract such individuals, the Company has created a business environment characterized by high autonomy within the corporate structure, high incentive compensation and a superior support system.

  Professional Staff. As of December 31, 1997, the Company's Professional Staff consisted of 70 senior level staff, 12 associates and 59 research analysts located in eleven offices. This represents a 36% increase in Professional Staff from December 31, 1996.

  The Company's goal is to provide multiple and diverse career opportunities that merge the interests, abilities and aspirations of each individual with the objectives and interests of the Company. The Company's program offers structure to the career development process including (i) wide flexibility for professional growth, (ii) defined responsibilities, consistency and opportunities for advancement, (iii) recognition of individual contributions to the Company and (iv) participation in national and international projects.

  The Company is committed to hiring the necessary senior economists, associates and research analysts each year to staff the Company's growth. The Company seeks the brightest graduates from the top national and international economics programs as well as individuals with substantial experience. Of the Company's 70 senior level staff, all have advanced degrees or professional certificates, and the majority have a Ph.D. in either economics or finance. On average, the Company's new hires have five to six years of relevant experience. As a group, the Company's senior level Professional Staff average about ten years of experience.

  The Company encourages the professional growth of its staff and has established a mentor program to facilitate this growth process. The aim of the mentor program is to ensure excellence and consistency throughout the entire organization while increasing individual and team productivity and facilitating professional advancement. The Company conducts training sessions that emphasize its consulting core values, development of consulting products and business development techniques.

  The Company's Professional Staff play significant roles in client case work. Their management responsibilities include involvement with clients, Experts, other staff, budgets and the quality and content of work product. Professional Staff work closely with the Experts to conceptualize practical approaches to clients' economic issues, and then direct professional resources to complete necessary analyses in support of the Experts' report or testimony.

  Administrative Staff. The rapid growth of the Company has increased the need for sound management principles and programs. Recognizing this need, the Company has strengthened its administrative management team by attracting experienced personnel in several functional disciplines and encouraging internal growth in many others. Members of the Company's administrative team encompass all offices and work very closely with one another. The Company believes that its management style enables individuals to grow professionally and offers great autonomy for individuals to focus on the needs of clients.

  Compensation. The Company believes that its success depends in large part on attracting, retaining and motivating talented, creative and experienced professionals at all levels. The Company attracts and motivates its professional and administrative staff by a variable compensation system based on attractive incentives and strong accountability. Experts are paid in relation to their hours worked and fees collected and also receive additional compensation based on projects they secure and manage. Although Experts are well compensated, they do not receive any remuneration until the Company collects the fees associated with the Expert's work. Professional Staff receive salaries, options and bonuses commensurate with their performance, skills and degrees. Bonuses provide a significant portion of the Professional Staff's compensation and are paid at the end of the year.

MARKETING

  The Company markets its services directly through corporate efforts and through the individual efforts of its Principals. The Company relies heavily on its externally recognized expertise and credentials and publications by its Experts and Professional Staff in academic and professional journals and in the trade and business press.

  The reputation for academic and professional excellence and independence of the Experts are the most important factors in the Company's business development efforts. The Company maintains and enhances its name and reputation through speeches, presentations, articles in industry, business, economic, legal and scientific journals and through other publications by the Experts. The Company also organizes conferences on current issues in economics at which the Experts lecture, present studies, lead seminars and meet with invitees. In the Company's experience, these conferences have been well attended by decision makers from a wide range of industries who, the Company believes, are particularly interested in listening to and retaining the Experts.

  The Company also maintains relationships with law firms whose clients need economic analyses across the broad range of services provided by the Company. In the last three years, the Company has worked with 60 of the 100 largest U.S. law firms (ranked by revenue in 1996 by The American Lawyer).

  The Company is selective in its client development targets and as to the engagements it accepts. The pursuit of specific markets, clients and bids on specific requests for proposals are carefully considered. As part of this process, a conflict check is performed against an up-to-date internal client data base and verified by the Company's administrative staff prior to accepting an engagement in order to avoid a conflict of interest. In addition, the Company declines projects which conflict with its ethical or professional standards.

COMPETITION

  The market for economic consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including economic consulting firms, general management consulting firms, the consulting practices of the "Big Six" accounting firms, technical and economic advisory firms, regional and specialty consulting firms, small "niche" consulting companies and individual academics. Many of these companies are national and international in scope and have significantly greater personnel, financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. There are relatively low barriers to entry into the Company's markets and the Company has faced and expects to continue to face additional competition from new entrants into the economic consulting industry.

ITEM 2. PROPERTIES

  The Company's executive offices are located in Emeryville, California where the Company leases 47,883 square feet of office space. The Company's other current offices are located in Washington, D.C.; New York, New York; Evanston, Illinois; College Station, Texas; Sacramento, California; Salt Lake City, Utah; Cambridge, Massachusetts; Toronto, Canada; Wellington, New Zealand; London, United Kingdom; Brussels, Belgium; and Toulouse, France. The Company believes that its facilities are adequate for its current needs and that additional facilities can be leased to meet future needs.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of 1997 and prior to the effective date of its initial public offering, the Company submitted the approval of its 1997 Stock Option Plan and its 1997 Employee Stock Purchase Plan to its shareholders in anticipation of the initial public offering. On October 13, 1997, holders of 100% of the issued and outstanding shares of Common Stock of the Company approved the 1997 Stock Option Plan and the 1997 Employee Stock Purchase Plan by unanimous written consent.

EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information with respect to the executive officers of the Company as of March 30, 1998:

   NAME                                      AGE POSITION
   ----                                      --- --------
   David J. Teece..........................   49 Chairman of the Board
   Thomas M. Jorde.........................   51 President and Director
                                                 Chief Financial Officer and
   Kimberly D. Gilmour.....................   40 Secretary
   Donald A. Bunch.........................   52 Chief Operating Officer

  David J. Teece. Dr. Teece has served as Chairman of the Board of Directors of the Company since the Company was founded in 1988. Since 1982, he has been a professor of business administration at the University of California at Berkeley where since 1994, he has directed the Institute of Management, Innovation and Organization. Dr. Teece has authored numerous publications in economics, business and technology strategy. He has been an economic and business consultant for 25 years.

  Thomas M. Jorde. Professor Jorde has served as President and on the Board of Directors of the Company since 1988. Professor Jorde received his B.A. from Yale University in 1969 and his J.D. from Yale University in 1972 after which he served as a law clerk to Justice Brennan, United States Supreme Court. Since 1982, Professor Jorde has been Professor of Law at the University of California at Berkeley. Professor Jorde is the co-founder of Boalt Hall's Program in Technology and Law.

  Kimberly D. Gilmour. Ms. Gilmour has served as Secretary of the Company since October of 1997 and as Chief Financial Officer of the Company since 1991. Prior to joining the Company she held various positions at KPMG Peat Marwick, LLP. She has over 14 years of accounting and operational experience and is a C.P.A.

  Donald A. Bunch. Mr. Bunch has served as Chief Operating Officer of the Company since 1995. Prior to joining the Company, he was a partner with Arthur Andersen LLP and later a chief operating officer at the law firm of Finnegan, Henderson, Farabow, Garrett & Dunner.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is traded on the New York Stock Exchange under the symbol "XPT." The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange in the fourth quarter of fiscal 1997.

                                                                    HIGH   LOW
                                                                    ----- -----
   Fiscal 1997
     Fourth Quarter................................................ $9.12 $7.87
     (December 18 through December 31, 1997)

  The number of record holders of the Company's Common Stock at March 1, 1998 was 42 and the number of beneficial owners was approximately 1,300. The Company has not paid any dividends since its inception and does not anticipate paying any dividends in the foreseeable future.

  On December 18, 1997, the Company commenced and completed its initial public offering of its Common Stock (the "IPO") in which the Company sold 3,060,000 shares of its Common Stock, and the selling shareholders sold 1,440,000 shares of Common Stock, $.001 par value per share, at a public offering price of $9.00 per share pursuant to a registration statement on Form S-1 (file no. 333-37989) filed with the Securities and Exchange Commission. All of the shares registered were sold. Donaldson, Lufkin and Jenrette Securities Corporation, and Legg Mason Wood Walker, Incorporated were the managing underwriters of the IPO. Aggregate gross proceeds to the Company from the IPO (prior to deduction of underwriting discounts and commissions and expenses of the offering) were $27,540,000. Aggregate gross proceeds to selling shareholders from the IPO were $12,960,000.

  The Company paid underwriting discounts and commissions of $1,927,800. The total expenses paid by the Company in the IPO were $3,135,322, and the net proceeds to the Company in the IPO were $24,404,678.

  From December 18, 1997, the effective date of the Registration Statement, to December 31, 1997 (the Company's fiscal year end), the approximate amount of net proceeds used were $300,000 for working capital purposes and approximately $24,100,000 was held in temporary investments.

  In 1997, the Company sold or issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"): (i) the Company issued and sold to Donald A. Bunch 42,845 shares of Common Stock on January 1, 1997 for $108,767; and (ii) On April 22, 1997, David J. Teece exercised an option (granted in April 1994) to purchase from the Company 171,380 shares of Common Stock for $358,184. In all such transactions which relied upon the exemption set forth in Section 4(2) of the Securities Act, the recipients of securities represented their intentions to acquire the securities for investments only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transactions.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The consolidated statements of income data set forth below with respect to the fiscal years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data as of December 31, 1996 and 1997 are derived from and are qualified by reference to, the historical Consolidated Financial Statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report included elsewhere herein.

                                            YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                    1993        1994      1995    1996    1997
                                 ----------- ----------  ------- ------- -------
                                 (UNAUDITED)
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
 INCOME DATA:
Revenues.......................    $20,317    $24,548    $24,835 $31,392 $44,110
Cost of services...............     13,614     16,772     16,465  20,881  27,936
                                   -------    -------    ------- ------- -------
  Gross profit.................      6,703      7,776      8,370  10,511  16,174
General and administrative.....      3,537      3,639      4,048   5,258   8,114
Other expense (income).........          0          0          0       0   (852)
                                   -------    -------    ------- ------- -------
  Income before income taxes...      3,166      4,137      4,322   5,253   8,912
Income taxes...................        183         90         83     189   3,148
                                   -------    -------    ------- ------- -------
  Net income (1)(3)............    $ 2,983    $ 4,047    $ 4,239 $ 5,064 $ 5,764
                                   =======    =======    ======= ======= =======
Pro forma net income (2).......                                  $ 3,099 $ 5,259
Pro forma basic earnings per
 share (2).....................                                  $  0.31 $  0.52
Pro forma diluted earnings per
 share (2).....................                                  $  0.30 $  0.51
Basic weighted average shares
 outstanding (4)...............                                   10,006  10,211
Diluted weighted average shares
 outstanding (4)...............                                   10,245  10,249
                                            YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------
                                    1993        1994      1995    1996    1997
                                 ----------- ----------  ------- ------- -------
                                 (UNAUDITED) (UNAUDITED)
                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET
 DATA:
Cash...........................    $   721    $   407    $   598 $     3 $24,165
Working capital................      3,611      5,319      5,934   4,342  24,654
Total assets...................      8,469     11,348     11,566  13,198  45,056
Total liabilities..............      4,599      5,809      5,218   6,934  18,419
Total shareholders' equity.....      3,870      5,539      6,348   6,264  26,637

--------
(1) Prior to the initial public offering, the Company was taxed under subchapter S of the Internal Revenue Code. As an S Corporation, the Company was not subject to federal (and some state) income taxes.
(2) The pro forma consolidated statement of income data for the years ended December 31, 1996 and 1997 have been adjusted to reflect a provision for income taxes assuming an effective tax rate of 41 percent that would have been recorded had the Company been a C Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 2 and 10 of Notes to Consolidated Financial Statements.
(3) Included in income before income taxes for the year ended December 31, 1997 is other income of $851,862 ($817,778 net of estimated income taxes of $34,084) resulting from the expiration of an option to purchase the assets of the Company by an unrelated third party. This income is not expected to be recurring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 10 and 12 of Notes to Consolidated Financial Statements. If this non-recurring item had not occurred, pro forma net income would be $4,755,959 and pro forma basic and pro forma diluted earnings per share would be $0.47 and $0.46, respectively.
(4) See Note 10 of Notes to Consolidated Financial Statements for a description of the computation of the number of shares used in per share calculations and earnings per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THIS ITEM CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS SET FORTH IN "RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE" HEREUNDER AND ELSEWHERE IN THIS REPORT.

  The following discussion and analysis relates to the financial condition and results of operations of the Company for the three years ended December 31, 1997. This information should be read in conjunction with the "Selected Financial Data" and the Company's Consolidated Financial Statements appearing elsewhere in this document.

OVERVIEW

  The Company is an economic consulting services firm that provides sophisticated economic and financial analysis, expert testimony, litigation support and strategic management consulting to a broad range of public and private enterprises. The Company's areas of expertise include antitrust, industry deregulation, damages analyses, economic and financial modeling, intellectual property valuation, environmental economics and public policy. Services are provided by Experts who are supported by Professional Staff. The Experts include Principals and Affiliates. The role of the Professional Staff is critical as it enables the Experts to leverage their expertise allowing the Company to deliver high quality work product to its clients. The Company believes that its structure enables its Experts to provide sophisticated economic consulting services efficiently and effectively to clients throughout the world. In 1997 alone, the Company performed over 500 assignments for more than 300 clients in eight countries.

  The Company derives revenues almost exclusively from professional service fees which are billed at standard hourly rates. Projects are generally billed monthly on a time and expense basis. Professional Staff compensation ranges from about 70% of billing rates for senior Professional Staff to about 25% for junior Professional Staff. Professional Staff are compensated on a salary plus bonus basis or based on an hourly rate plus overtime. Experts are generally paid 100% of their collected fees and receive project origination fees for projects they secure. Project origination fees average approximately 15% but can be up to 19.5% of collected revenues on non-Expert professional fees.

  The Company's most significant expense is personnel costs, which consist of fees paid to Experts and salaries and benefits for Professional Staff and other employees. The number of professionals assigned to a project will vary depending on the size and duration of each engagement. Project terminations, completion and scheduling delays may result in periods where personnel are not assigned to active projects. The Company manages its personnel costs by closely monitoring client needs and utilization of the Professional Staff.

  Since its organization in 1988, the Company has been treated as an S Corporation for tax purposes. As an S Corporation, the net income of the Company is taxable for federal (and some state) income tax purposes directly to the Company's shareholders. Accordingly, the statements of income presented for 1995 and 1996 do not include a provision for federal or certain state income taxes. All of the Company's tax basis net income will be distributed to its shareholders and included in their personal taxable income. The Company's S Corporation status terminated on December 18, 1997.

  During the fourth quarter in which the initial public offering was completed, the Company recognized a significant charge against income resulting from the termination of the Company's S Corporation status. As a result, the Company recorded a one-time charge to operations of $2.7 million.

RESULTS OF OPERATIONS

  The following table sets forth, for the periods indicated, selected consolidated statements of income data as a percentage of revenues:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
   Revenues................................................ 100.0% 100.0% 100.0%
   Cost of services........................................  66.3   66.5   63.3
                                                            -----  -----  -----
     Gross profit..........................................  33.7   33.5   36.7
   General and administrative..............................  16.3   16.8   18.4
   Other expense (income)..................................   0.0    0.0   (1.9)
                                                            -----  -----  -----
     Income before income taxes............................  17.4   16.7   20.2
   Income taxes............................................   0.3    0.6    7.1
                                                            -----  -----  -----
     Net income............................................  17.1%  16.1%  13.1%
                                                            =====  =====  =====

1997 COMPARED TO 1996

  REVENUES. Revenues increased 40.5% to $44.1 million in 1997 from $31.4 million in 1996. This growth in revenues was primarily attributable to additional services provided to existing clients and engagements with new clients. The Company expanded the number of projects billed from 516 in 1996 to 581 in 1997. Additionally, revenues increased due to an increased number of senior Professional Staff relative to junior Professional Staff.

  GROSS PROFIT. Gross profit consists of revenues less cost of services, which includes Expert fees, Professional Staff salaries and benefits, project origination fees and other direct project expenses. Gross profit increased 53.9% to $16.2 million in 1997 from $10.5 million in 1996. Gross profit as a percentage of revenues was 36.7% in 1997 compared to 33.5% in 1996. To service additional client projects, the Company increased the number of Principals and employees, including Professional Staff, to 240 at December 31, 1997 from 175 at December 31, 1996. LECG's Experts leveraged Professional Staff resources more effectively which resulted in a higher contribution to Company margins.

  GENERAL AND ADMINISTRATIVE. General and administrative includes salaries and benefits of management and the administrative staff, facilities costs, supplies, outside professional fees not billed to clients and all other corporate costs. General and administrative increased 54.3% to $8.1 million in 1997 from $5.3 million in the prior year. As a percentage of revenues, general and administrative increased to 18.4% in 1997 from 16.8% in 1996. This expense is due to additional facilities charges for moving an existing office, expanding three existing offices and opening four new offices to accommodate planned growth.

  OTHER EXPENSE (INCOME). The Company recognized other income of $851,862 in 1997 related to the expiration of an option agreement entered into in 1993. The agreement called for the purchase of all the Company's assets or outstanding Common Stock. The income recognized represents a $1,000,000 payment for the asset option net of applicable expenses to arrange the transaction.

  INCOME BEFORE INCOME TAXES. Income before income taxes for 1997 was $8.9 million, compared with $5.3 million for 1996. The improvement is attributable to increased revenues while maintaining profit margins as well as the gain on the expiration of the option as discussed above.

  PRO FORMA RESULTS. The pro forma presentation in Selected Financial Data for the year ended December 31, 1997 assumes the Company had been operating as a C Corporation and reflects an effective tax rate of 41.0%.

1996 COMPARED TO 1995

  REVENUES. Revenues increased 26.4% to $31.4 million in 1996 from $24.8 million in 1995. The increase in revenues was attributable to increasing the number of projects billed by 8.6% while increasing the average billings per project by 16.3%. The Company worked on several large projects for existing clients.

  GROSS PROFIT. Gross profit increased 25.6% to $10.5 million in 1996 from $8.4 million in 1995. Gross profit as a percentage of revenues decreased slightly to 33.5% in 1996 from 33.7% in 1995. This decrease is attributable to increased expenses for project origination fees earned by certain Experts eligible for a higher percent of such fees. This is offset by an increase in staff utilization rates of 7% over the prior year.

  GENERAL AND ADMINISTRATIVE. General and administrative increased 29.9% to $5.3 million in 1996 from $4.0 million in 1995. This is attributable to expenses proportionately increasing in relation to revenues as well as increased recruiting and business development costs associated with expanding the Company. General and administrative, as a percentage of revenues, increased to 16.8% in 1996 from 16.3% in 1995.

UNAUDITED QUARTERLY RESULTS, MARKET DATA AND SEASONALITY

  The following table sets forth certain unaudited quarterly operating information for each of the eight quarters ended December 31, 1997. This information has been prepared on the same basis as the audited financial statements contained elsewhere in this Annual Report on Form 10-K and includes all normal recurring adjustments necessary for the fair presentation of the information for the periods presented, when read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto. Results for any previous fiscal quarter are not necessarily indicative of results for the full year or for any future quarter.

                                              QUARTER ENDED (IN THOUSANDS)
                         ------------------------------------------------------------------------
                         MAR. 31, JUNE 30, SEP. 30, DEC. 31, MAR. 31, JUNE 30,  SEP. 30, DEC. 31,
                           1996     1996     1996     1996     1997     1997      1997     1997
                         -------- -------- -------- -------- -------- --------  -------- --------
Revenues................  $6,617  $ 7,781  $ 8,332  $ 8,662  $ 9,901  $10,885   $11,208  $12,116
Cost of services........   4,397    5,208    5,656    5,620    6,646    7,094     6,612    7,584
                          ------  -------  -------  -------  -------  -------   -------  -------
  Gross profit..........   2,220    2,573    2,676    3,042    3,255    3,791     4,596    4,532
General and
 administrative.........   1,013    1,228    1,313    1,704    1,415    1,887     2,532    2,280
Other expense (income)..       0        0        0        0        0     (852)        0        0
                          ------  -------  -------  -------  -------  -------   -------  -------
  Income before income
   taxes................   1,207    1,345    1,363    1,338    1,840    2,756     2,064    2,252
Income taxes............      43       48       48       50       64      115        92    2,877
                          ------  -------  -------  -------  -------  -------   -------  -------
  Net income............  $1,164  $ 1,297  $ 1,315  $ 1,288  $ 1,776  $ 2,641   $ 1,972  $  (625)
                          ======  =======  =======  =======  =======  =======   =======  =======

  On December 18, 1997 the Company offered 3,060,000 shares of common stock on the New York Stock Exchange at a price of $9 per share. At December 31, 1997 the stock was trading at $8.75 with a range of $7.87 to $9.12 during the trading period.

  Revenues and operating results fluctuate from quarter to quarter as a result of a number of factors, such as the significance of client engagements commenced and completed during a quarter, the number of business days in a quarter and employee hiring and utilization rates. The timing of revenues varies from quarter to quarter because of the Company's revenue cycle, the ability of clients to terminate engagements without penalty, the size and scope of assignments and general economic conditions. Because a significant percentage of the Company's expenses are relatively fixed, a variation in the number of client assignments or the timing of the initiation or the completion of client assignments can cause significant variations in operating results from quarter to quarter. Furthermore, the Company has on occasion experienced a seasonal pattern in its operating results, with a smaller proportion of the Company's revenues and lower operating income occurring in the third quarter of the year or a smaller sequential growth rate than in other quarters.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity has been cash flow from operations, periodically supplemented by borrowings under a bank line of credit and by loans from shareholders. Operations provided funds of $6.8 million for the year ended December 31, 1997 as compared to $5.6 million for the year ended December 31, 1996. Cash flow from operations amounted to $4.2 million and $5.6 million for 1995 and 1996, respectively. Net income before income taxes and net income increased each year during this three year period.

  Investing activities historically have not required significant cash flows.

  Cash flow provided by financing activities was $20.0 million for 1997. During this period, the Company offered 3,060,000 common shares to the public which provided $24.4 million in 1997. In addition, the Company paid $4.1 million in S Corporation Distributions which was partially funded by the Company's line of credit. The line expires on May 31, 2000 and provides for maximum borrowings of $3.0 million. Borrowings are limited to working capital requirements and bear interest at the bank's prime rate (8.5% at December 31, 1997). Borrowings are secured by accounts receivable and fixed assets.

  Cash flow used in (provided by) financing activities amounted to $3.4 million, $5.1 million and ($20.0) million for 1995, 1996 and 1997, respectively.

  The Company believes the net proceeds from the sale of common stock in 1997, together with funds generated by operations, will provide adequate cash to fund its anticipated cash needs, at least through the next twelve months. Thereafter, the Company anticipates that its cash requirements related to future operations will be funded with cash generated from operations and short-term borrowings. Pending such uses, the net proceeds will be invested in short-term, interest-bearing investment grade securities. The Company currently anticipates that it will retain all of its earnings for development of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

RISK FACTORS THAT MAY AFFECT FUTURE OPERATING PERFORMANCE

  Dependence on Certain Principals. The success of the Company is highly dependent upon the business generation capabilities of certain of the Principals who are also directors or officers of the Company. In particular, Messrs. Gilbert, Harris, Jorde, Rausser and Teece have had general oversight and responsibility for approximately 51% of the Professional Staff's billings during 1997. There can be no assurance that these individuals will perform at previous levels, or that they will remain with the Company. The engagement agreements between the Company and Principals are terminable at will and, upon termination, do not restrict the Principals from competing with the Company. In the event that these individuals do not perform at previous levels or do not remain with the Company, the Company's business, operating results and financial condition would be materially and adversely affected. These Principals who are shareholders of the Company are party to a Shareholders' Agreement which provides, in part, that the Company has the right to purchase a Shareholder's shares of Common Stock at one-half the market price of such shares if such shareholder ceases to provide services to the Company on a regular basis. These limits on transfer lapse ratably over a period of five years starting in December, 1997.

  Dependence on Experts. Although the Company does not derive a significant portion of its net income from Expert billings, the Company's ability to retain current business and to attract new business is highly dependent on the academic and consulting reputation of its Experts and on the quality of their work performed for the Company. In the event the Company's reputation for academic excellence is tarnished or the quality of its work product is diminished, the Company's business, operating results and financial condition could be materially adversely affected. The ability of the Experts to perform economic consulting services also is often limited by the policies of universities with which they are affiliated. Any change in the policies of these universities, or loss of the services of any of these Experts for any reason could have a material adverse effect upon the Company's business, operating results and financial condition, including its ability to secure and complete engagements.

  Dependence on Professional Staff. The Company derives its net income almost exclusively from consulting services performed by its Professional Staff. As of December 31, 1996 and December 31, 1997, the Company employed 104 and 141 Professional Staff, respectively. The portion of the Company's revenues for the year ended December 31, 1996 and the year ended December 31, 1997 attributable to Professional Staff billings was approximately 66% and 72% of total revenues, respectively. If existing or new Professional Staff are unable to achieve anticipated billing rates, engagement quality, utilization levels or other performance measures, the Company's net income could be materially adversely affected and to the extent that the fixed costs associated with Professional Staff (including costs associated with salaries and benefits) exceeds the Professional Staff's billing rates, the Company's business, operating results and financial condition could be materially and adversely affected.

  Attraction, Retention and Management of Professional Staff and Administrative Staff. The Company's business involves the delivery of professional services and is labor-intensive. The Company's future performance depends in large part upon its ability to attract, develop, motivate and retain highly-skilled experts, staff economists, associates and administrative staff, particularly senior academics with superior professional reputations. Qualified professionals are in great demand and there is significant competition for staff economists from other consulting and investment banking firms, research firms, governments and government agencies and other related enterprises. There can be no assurance that the Company will be able to attract and retain sufficient numbers of highly skilled economists in the future. The loss of the services of, or the failure to recruit a significant number of Experts, staff economists, associates or administrative personnel could have a material adverse effect on the Company's business, operating results and financial condition, including its ability to secure and complete engagements.

  Management of Growth. The Company is currently experiencing significant operational and geographic growth that could strain the Company's managerial and other resources. The Company's ability to manage the growth of its operations will require it to continue to improve its operational, financial and other internal systems and to attract, develop, motivate and retain its Experts and Professional Staff. There can be no assurance that the Company's business model can be successfully scaled up in existing markets or replicated in new geographic areas. The Company's success will depend in large part on its ability to maintain high levels of consultant utilization, maintain billing rates, maintain quality and accurately set and meet schedules. If the Company's management is unable to manage growth or new employees are unable to achieve anticipated performance or utilization levels, the Company's business, operating results and financial condition could be materially and adversely affected.

  Dependence on Major Practice Areas. Of the several major practice areas, antitrust (including mergers and acquisitions review) and regulation/deregulation, each accounted for approximately one-third and one-fifth, respectively, of the Company's revenue for the year ended December 31, 1997. Changes in the politics, economics and guiding philosophy with respect to these areas, or any area in which the Company conducts business, could significantly reduce the need for economic consulting services in these areas, which would have a material adverse effect on the Company's business, financial condition and results of operations.

  Project Risks. Many of the Company's engagements involve projects that could have a significant financial impact on its clients' businesses. The Company's failure or inability to meet a client's expectations in the performance of its services could have a material adverse effect on the Company's reputation, thereby adversely affecting its business, operating results and financial condition. Some of the projects for which the Company's services have been retained may be terminated prior to completion because clients are under no contractual obligation to continue to use the Company's consulting services. Other projects could terminate because of the settlement of litigation or the abandonment of a merger. The premature termination of existing or future engagements by the Company's clients could have a material adverse effect on its business, operating results and financial condition. Even when a project is successfully completed, the Company could incur redeployment expenses in locating a new project for its Professional Staff. In addition, the Company could incur substantial costs and expend significant resources correcting errors if any were found in the Company's work, and could possibly become liable for damage caused by such errors.

  Professional and Other Liability. The Company's services involve risks of professional and other liability. If the Company were found to have been negligent or to have breached its obligations to its clients, the Company could be exposed to significant liabilities and its reputation could be adversely affected. In connection with most of its assignments, the Company engages experts who are independent contractors. Negligent acts by these independent contractors could adversely affect the Company. The Company maintains professional liability insurance in an aggregate amount of $10 million.

  Competition. The market for economic consulting services is intensely competitive, highly fragmented and subject to rapid change. The market includes a large number of participants from a variety of market segments, including economic consulting firms, general management consulting firms, the consulting practices of the "Big Six" accounting firms, technical and economic advisory firms, regional and specialty consulting firms, small "niche" consulting companies and individual academics. Many of these companies are national and international in scope and have significantly greater personnel, financial, technical and marketing resources than the Company, generate greater revenues and have greater name recognition than the Company. There are relatively low barriers to entry into the Company's markets and the Company has faced and expects to continue to face additional competition from new entrants into the economic consulting industry. There can be no assurance that the Company will compete successfully with its existing competitors or with any new competitors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Report of Independent Public Accountants, Consolidated Financial Statements and Notes thereto begin on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Annual Report on Form 10-K in that the Registrant intends to file a definitive proxy statement pursuant to Regulation 14A with the Securities and Exchange Commission (the "Proxy Statement") relating to its 1998 Annual Meeting of Shareholders not later than 120 days after the end of the fiscal year covered by this Report, and such information is incorporated by reference herein.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth in the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year ended December 31, 1997, except that the information required by this item concerning the executive officers of the Company is incorporated by reference to the information set forth in the section entitled "Executive Officers of the Company" at the end of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to the section entitled "Compensation of Exective Officers" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneificial Owners, Directors and Management" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) 1. FINANCIAL STATEMENTS

    The Consolidated Financial Statements filed as part of this Annual Report on Form 10-K are listed in the accompanying Index to Consolidated Financial Statements.

    2. FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

    3. EXHIBITS

    Refer to (c) below.

  (B)REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the year ended December 31, 1997.

  (C)EXHIBITS

     EXHIBIT
       NO.                               DESCRIPTION
     -------                             -----------
      3.1    Amended and Restated Articles of Incorporation of the Company.*
      3.2    Amended and Restated Bylaws of the Company.*
      4.1    Form of the Company's Common Stock Certificate.*
     10.1    Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.*
     10.2    1997 Stock Option Plan.*
     10.3    1997 Employee Stock Purchase Plan.*
     10.4    Line of Credit Agreement between the Company and Wells Fargo Bank,
             N.A. dated May 31, 1996, as amended.*
     10.5    Promissory Note, dated October 1, 1997 between the Company and
             Kimberly D. Gilmour.*
     10.6    Promissory Note, dated October 1, 1997 between the Company and
             Donald A. Bunch.*
     10.7    Promissory Note, dated October 1, 1997 between the Company and
             Robert G. Harris.*
     10.8    Form of Principal Agreements.*
     10.9    Form of Amended and Restated Shareholders' Agreement.*
     27.1    Financial Data Schedule.

--------
 * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-37989), as amended.

                                   LECG, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants...................................  25
Consolidated Balance Sheets, December 31, 1996 and 1997....................  26
Consolidated Statements of Income for the Years Ended
 December 31, 1995, 1996 and 1997..........................................  27
Consolidated Statements of Shareholder's Equity for the Years Ended
 December 31, 1995, 1996 and 1997..........................................  28
Consolidated Statements of Cash Flows for the Years Ended
 December 31, 1995, 1996 and 1997..........................................  29
Notes to Consolidated Financial Statements.................................  30

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF LECG, INC.:

  We have audited the accompanying consolidated balance sheets of LECG, Inc. (a California corporation) and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LECG, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

San Francisco, California
January 30, 1998

                                   LECG, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997

                                                         1996         1997
                                                      -----------  -----------
ASSETS
 Current assets:
  Cash............................................... $     2,889  $24,164,635
  Accounts receivable, net...........................  11,128,887   16,280,006
  Prepaid expenses...................................     144,714      840,939
                                                      -----------  -----------
    Total current assets.............................  11,276,490   41,285,580
 Security deposits...................................     114,326      186,349
 Property and equipment, net.........................   1,806,888    3,584,277
                                                      -----------  -----------
    Total assets..................................... $13,197,704  $45,056,206
                                                      ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Current liabilities:
  Accounts payable and accrued liabilities........... $   630,442  $ 2,216,127
  Accrued expert and project origination fees:
   Related party.....................................   2,944,438    3,553,428
   Other.............................................   1,732,727    2,953,065
  Client retainers...................................     497,876      550,960
  Deferred purchase option deposit...................     851,862            0
                                                      -----------  -----------
  Income taxes payable...............................     105,375      261,693
  Deferred tax liability.............................           0      915,295
                                                      -----------  -----------
  Distribution payable...............................           0    5,356,566
  Other current liabilities..........................     171,374      824,150
    Total current liabilities........................   6,934,094   16,631,284
  Deferred tax liability.............................           0    1,787,910
    Total liabilities................................   6,934,094   18,419,194
 Shareholders' equity:
  Common shares, $.001 par value; authorized
   40,000,000 shares; issued and outstanding,
   10,014,996 and 13,027,867 shares as of December
   31, 1996 and 1997, respectively...................      10,014       13,028
  Additional paid-in capital.........................   5,101,219   29,176,449
  Notes receivable from shareholders.................  (3,045,169)  (2,754,726)
  Retained earnings..................................   4,197,546      202,261
                                                      -----------  -----------
    Total shareholders' equity.......................   6,263,610   26,637,012
    Total liabilities and shareholders' equity....... $13,197,704  $45,056,206
                                                      ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.

             CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
                        DECEMBER 31, 1995, 1996 AND 1997

                                              1995        1996         1997
                                           ----------- -----------  -----------
REVENUES.................................. $24,835,188 $31,391,870  $44,110,167
COST OF SERVICES:
  Related party...........................   6,440,823   7,329,346    9,073,377
  Other...................................  10,024,540  13,551,511   18,862,063
                                           ----------- -----------  -----------
    Total cost of services................  16,465,363  20,880,857   27,935,440
                                           ----------- -----------  -----------
    Gross profit..........................   8,369,825  10,511,013   16,174,727
GENERAL AND ADMINISTRATIVE EXPENSES.......   4,047,524   5,258,389    8,113,780
OTHER EXPENSE (INCOME)....................           0           0     (851,862)
                                           ----------- -----------  -----------
  Income before income taxes..............   4,322,301   5,252,624    8,912,809
INCOME TAXES..............................      83,005     188,650    3,148,343
                                           ----------- -----------  -----------
  Net income.............................. $ 4,239,296 $ 5,063,974  $ 5,764,466
                                           =========== ===========  ===========
PRO FORMA INCOME DATA (UNAUDITED):
  Net income as reported..................             $ 5,063,974  $ 5,764,466
  Pro forma adjustments...................              (1,964,926)    (505,909)
                                                       -----------  -----------
    Pro forma net income..................             $ 3,099,048  $ 5,258,557
                                                       ===========  ===========
PRO FORMA BASIC EARNINGS PER SHARE........             $      0.31  $      0.52
                                                       ===========  ===========
PRO FORMA DILUTED EARNINGS PER SHARE......             $      0.30  $      0.51
                                                       ===========  ===========


 The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                            NOTES AND
                                                             INTEREST
                            COMMON STOCK      ADDITIONAL    RECEIVABLE
                         -------------------    PAID-IN        FROM       RETAINED
                           SHARES    AMOUNT     CAPITAL    SHAREHOLDERS   EARNINGS      TOTAL
                         ----------  -------  -----------  ------------  ----------  -----------
BALANCE AT DECEMBER 31,
 1994...................  9,083,119  $ 9,083  $   981,933  $  (642,667)  $5,191,000  $ 5,539,349
 Net Income.............                                                  4,239,296    4,239,296
 Distributions to
  shareholders..........                                                 (3,344,644)  (3,344,644)
 Sale of common shares..  1,435,304    1,435    1,572,378     (982,930)                  590,883
 Repurchase of common
  shares................   (599,828)    (600)      (3,400)                 (800,268)    (804,268)
 Accrued interest on
  notes receivable from
  shareholders..........                           77,957      (77,957)
 Collection of notes
  receivable from
  shareholders..........                                       127,562                   127,562
                         ----------  -------  -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31,
 1995...................  9,918,595    9,918    2,628,868  (1,575, 992)   5,285,384    6,348,178
 Net income.............                                                  5,063,974    5,063,974
 Distributions to
  shareholders..........                                                 (4,901,995)  (4,901,995)
 Sale of common shares..    985,433      985    2,318,130   (1,619,174)                  699,941
 Repurchase of common
  shares................   (889,032)    (889)        (519)               (1,249,817)  (1,251,225)
 Accrued interest on
  notes receivable from
  shareholders..........                          154,740     (154,740)
 Collection of notes
  receivable from
  shareholders..........                                       466,926                   466,926
 Shareholder advances...                                      (162,189)                 (162,189)
                         ----------  -------  -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31,
 1996................... 10,014,996   10,014    5,101,219   (3,045,169)   4,197,546    6,263,610
 Net income.............                                                  5,764,466    5,764,466
 Distributions to
  shareholders..........                                                 (4,851,343)  (4,851,343)
 S corporation
  distribution declared.                                                 (5,356,566)  (5,356,566)
 Sale of common shares
  before IPO............    214,224      214      466,336      (87,014)                  379,536
 Proceeds from sale of
  common shares, net of
  IPO costs and
  adjustments...........  3,060,000    3,060   23,725,030                   676,588   24,404,678
 Repurchase of common
  shares................   (261,353)    (260)    (311,236)      43,860     (228,430)    (496,066)
 Accrued interest on
  notes receivable from
  shareholders..........                          195,100     (195,100)
 Collection of notes
  receivable from
  shareholders..........                                       879,420                   879,420
 Shareholder advances...                                      (350,723)                 (350,723)
                         ----------  -------  -----------  -----------   ----------  -----------
BALANCE AT DECEMBER 31,
 1997................... 13,027,867  $13,028  $29,176,449  $(2,754,726)  $  202,261  $26,637,012
                         ==========  =======  ===========  ===========   ==========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                             1995        1996         1997
                                          ----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................. $4,239,296  $ 5,063,974  $ 5,764,466
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Depreciation and amortization.........    340,245      435,163      687,204
   Bad debt expense......................    100,584      358,374      198,782
   Expiration of deferred purchase
    option...............................          0            0     (851,862)
   Deferred income taxes.................          0            0    2,703,205
   Loss on disposal of property and
    equipment............................     15,335       26,186      127,443
   Decrease (increase) in accounts
    receivable...........................     61,759   (1,882,338)  (5,349,901)
   Decrease (increase) in prepaid
    expenses and security deposits.......     15,347      (90,114)    (768,248)
   Increase (decrease) in accounts
    payable and accrued liabilities......   (110,077)     311,635    1,585,685
   Increase (decrease) in accrued expert
    and project origination fees.........   (572,888)   1,130,449    1,829,328
   Increase in client retainers..........     73,065      138,311       53,084
   Increase (decrease) in income taxes
    payable..............................      9,353       (4,218)     156,318
   Increase in other liabilities.........     10,069      140,091      652,776
                                          ----------  -----------  -----------
    Net cash provided by operating
     activities..........................  4,182,088    5,627,513    6,788,280
                                          ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment......   (563,358)  (1,080,333)  (2,606,796)
 Proceeds from disposal of property and
  equipment..............................      2,700        6,323       14,760
                                          ----------  -----------  -----------
    Net cash used in investing
     activities..........................   (560,658) (1,074,010)  (2,592,036)
                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line of credit.........          0    2,206,380    4,527,632
 Repayments on line of credit............          0   (2,206,380)  (4,527,632)
 Sale of common shares...................    590,883      699,941   24,784,214
 Repurchase of common shares.............   (804,268)  (1,251,225)    (496,066)
 Shareholder advances....................          0     (162,189)    (350,723)
 Collection of notes receivable from
  shareholders...........................          0      121,923      175,289
 Distributions to shareholders........... (3,217,082)  (4,556,992)  (4,147,212)
                                          ----------  -----------  -----------
    Net cash provided by (used in)
     financing activities................ (3,430,467)  (5,148,542)  19,965,502
                                          ----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH..........    190,963     (595,039)  24,161,746
CASH AT BEGINNING OF PERIOD..............    406,965      597,928        2,889
                                          ----------  -----------  -----------
CASH AT END OF PERIOD.................... $  597,928  $     2,889  $24,164,635
                                          ==========  ===========  ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest.................. $    2,535  $    12,008  $    17,603
                                          ==========  ===========  ===========
 Cash paid for state income taxes........ $   73,652  $   200,488  $   280,620
                                          ==========  ===========  ===========
NONCASH FINANCING ACTIVITIES:
 Sale of common stock through issuance of
  notes.................................. $  982,930  $ 1,619,174  $    87,014
                                          ==========  ===========  ===========
 Collection of notes receivable through
  application of distributions........... $  127,562  $   345,003  $   704,131
                                          ==========  ===========  ===========
 S corporation distribution declared..... $        0  $         0  $ 5,356,566
                                          ==========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                                  LECG, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

1. DESCRIPTION OF BUSINESS:

  The accompanying consolidated financial statements present the consolidated financial position and results of operations of LECG, Inc. (the "Company") (formerly Law and Economics Consulting Group, Inc.), a California corporation formed in March 1988, and its wholly owned subsidiaries: LECG Limited (United Kingdom) and LECG Limited (also known as Law and Economics Consulting Group, Limited), (New Zealand).

  The Company is a provider of economic consulting services in matters related to complex litigation, regulation, public policy and strategic management and derives its revenues almost exclusively therefrom. The Company provides its economic consulting services to a broad client base, which includes national governments, regulatory agencies, and development institutes and agencies in the United States and abroad. Services are provided by academics, industry leaders and former high-level government officials (Experts), who are supported by professional staff. The Company has offices in the United States in California, Washington, D.C., Illinois, New York, Texas, Utah and Massachusetts, as well as Toronto, Canada; Wellington, New Zealand; London, United Kingdom; Brussels, Belgium; and Toulouse, France.

  On December 18, 1997, the Company completed an initial public offering of its common stock in which 3,060,000 shares were sold by the Company, resulting in net proceeds of approximately $24.4 million, net of underwriters' discounts and issuance costs of approximately $3.1 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 RISKS AND UNCERTAINTIES

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

  The Company's ability to retain current business and to attract new business is highly dependent on the business generation capabilities and consulting reputation of its Experts and Professional Staff and on the quality of their work performed for the Company. There is no assurance that these individuals will perform at previous levels, or that they will remain with the Company. In the event that these individuals do not perform at previous levels or do not remain with the Company, the Company's business, operating results and financial condition could be materially and adversely affected. Additionally, the Company's future performance depends in large part on its ability to attract, develop and motivate highly-skilled Experts and Professional Staff. The failure to recruit a significant number of Experts or qualified Professional Staff could have a material adverse effect on the Company's business, operating results and financial condition.

  The Company's services involve risks of professional and other liability. If the Company were found to have been negligent or to have breached its obligations to its clients, the Company could be exposed to significant liabilities and its reputation could be adversely affected.

 REVENUE RECOGNITION

  Revenue is recognized when services are provided. An allowance is provided for any amounts considered uncollectible. Amounts collected in advance of providing services are recorded as client retainers.

  The Company bills clients for hourly fees as well as reimbursable expenses. Reimbursable expenses consist of direct out-of-pocket costs, telecommunication charges and in-house reproduction services. In providing consulting services to its clients, the Company engages Experts on both an exclusive and nonexclusive basis. Once billings related to a specific job are collected, these Experts are generally paid consulting fees for Expert services provided.

                                  LECG, INC.

  Project origination fees are paid to Experts (some of whom are related parties) for securing projects. These project origination fees approximate 15 percent of all collected Professional Staff fees (other than Expert fees) and depend on project profitability. These project origination fees are recorded on an accrual basis, but are paid to the Experts only upon collection of the project receivables.

 PROPERTY AND EQUIPMENT

  Property and equipment are recorded at cost. Depreciation of furniture, fixtures and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally five to seven years. Leasehold improvements are amortized over the estimated useful lives of the assets or the lease term, whichever is shorter.

 INCOME TAXES

  Prior to its initial public offering, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (S Corporation) for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax returns of its shareholders. Therefore, the financial statements do not include a provision for federal (and some state) income taxes prior to the closing of the public offering.

  The Company's S Corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal and certain other state income taxes at the corporate level. Accordingly, the Company has applied the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," and has converted from a cash basis to accrual basis for tax purposes. Due to temporary differences in recognition of revenue and expenses, income for financial reporting purposes has exceeded income for income tax purposes. The conversion to accrual basis along with these temporary differences resulted in the recognition of a net deferred tax liability (and a corresponding one-time charge to expense) of $2,703,205 as of December 31, 1997.

  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Concurrent with the consummation of the initial public offering, the Company declared a Subchapter S Corporation distribution of $5,356,566 to its existing shareholders. A total of $1,726,225 of this distribution will be used to reduce notes receivable from shareholders.

 YEAR 2000 ISSUE

  The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

 FAIR VALUE OF FINANCIAL INSTRUMENTS

  All financial instruments are short-term and are carried at amounts approximating their fair value.

                                  LECG, INC.

3. PROPERTY AND EQUIPMENT:

  Property and equipment, at cost, are as follows:

                                                                      ESTIMATED
                                                    DECEMBER 31,       USEFUL
                                                ---------------------   LIVES
                                                   1996       1997     (YEARS)
                                                ---------- ---------- ---------
   Furniture and fixtures...................... $  674,396 $1,136,508      7
   Equipment...................................  1,976,878  3,334,260      5
   Leasehold improvements......................    439,007  1,033,166   5-10
                                                ---------- ----------
                                                 3,090,281  5,503,934
   Less: Accumulated depreciation and
    amortization...............................  1,283,393  1,919,657
                                                ---------- ----------
                                                $1,806,888 $3,584,277
                                                ========== ==========

  Depreciation and amortization expense was $340,245, $435,163 and $687,204 for the years ended December 31, 1995, 1996 and 1997, respectively. Costs of repairs and maintenance of property and equipment are expensed as incurred.

4. ACCOUNTS RECEIVABLE:

  At December 31, 1996 and 1997, the components of accounts receivable were as follows:

                                                          1996         1997
                                                       -----------  -----------
   Billed amounts..................................... $ 8,882,499  $12,347,736
   Unbilled amounts...................................   2,546,388    4,391,687
   Allowance for uncollectable accounts...............    (300,000)    (459,417)
                                                       -----------  -----------
     Total............................................ $11,128,887  $16,280,006
                                                       ===========  ===========

  Unbilled amounts represent balances accrued by the Company for services that have been performed but have not been billed to the customer. Billings are generally done on a monthly basis for the prior month's services.

  The activity in the allowance for uncollectable accounts for the years ended December 31, 1995, 1996 and 1997, was as follows:

                                                   1995       1996       1997
                                                 ---------  ---------  --------
   Balance at beginning of period............... $ 200,000  $ 200,000  $300,000
     Bad debt expense...........................   100,584    358,374   198,782
     Charge-offs, net of recoveries.............  (100,584)  (258,374)  (39,365)
                                                 ---------  ---------  --------
   Balance at end of period..................... $ 200,000  $ 300,000  $459,417
                                                 =========  =========  ========

                                  LECG, INC.

5. LINE OF CREDIT:

  The Company has a commercial line of credit with a bank that allows borrowings up to $3,000,000, all of which was available at December 31, 1997. The line is secured by receivables and fixed assets. The line expires May 31, 2000, and bears interest at the bank's prime rate, which was 8.5 percent at December 31, 1997. The weighted average interest rate of borrowings under the line of credit for the year ended December 31, 1996 and 1997, was 8.37 percent and 8.49 percent, respectively. During 1995, no amounts were borrowed. The line of credit agreement contains certain restrictive covenants, including maintaining a ratio of liabilities to tangible net worth (as defined), among other restrictions. The Company is currently in compliance with all restrictive covenants.

  The Company had outstanding letters of credit of $334,500 at December 31, 1997.

6. RETIREMENT BENEFITS:

  The Company has a defined contribution plan under Section 401(k) of the Internal Revenue Code. All employees with at least 90 days of employment are eligible to participate. The Company has the option of matching a portion of employee contributions to the plan on a current or retroactive basis. In 1997, the Company matched 100 percent of employee contributions for the first 3 percent of salary, and 50 percent of employee contributions between 3 percent and 5 percent of salary. A liability for matching contributions of $244,200 is included in accounts payable and accrued liabilities at December 31, 1997.

7. SHAREHOLDERS' EQUITY:

 STOCK PLANS PRIOR TO THE INITIAL PUBLIC OFFERING

  Prior to the initial public offering, share sales were executed in accordance with the First Amended Shareholders' Buy-Sell Agreement (the Buy-Sell Agreement). At the discretion of the Board of Directors, new shares could also be sold subject to the Policy for Option Program for High Performing LECG Shareholder Principals (the Agreement).

  Under the terms of the Buy-Sell Agreement, individuals were offered shares by the Board of Directors at a formula price based on a multiple of earnings plus equity. The Company financed up to 80 percent of the purchase price with notes receivable. The notes were repaid out of subsequent distributions to the shareholder. The interest rate charged on these notes was 7 percent for all periods. Principal balances due to the Company under these notes were $2,866,357 and $2,711,255 at December 31, 1996 and 1997, respectively. The principal and interest earned on these notes were offset against shareholders' equity in the consolidated statements of shareholders' equity.

  At the discretion of the Board of Directors and under the terms of the Buy-Sell Agreement, shareholders were sometimes required to sell shares back to the Company. The Company had the right of first refusal for any shares offered for sale by a selling shareholder. Any repurchases were made at a formula price specified in either the Buy-Sell Agreement or the Agreement. Balances due on notes receivable were offset against the repurchase proceeds and the remainder is remitted to the selling shareholder.

  These agreements were terminated prior to the initial public offering of the Company's shares.

                                  LECG, INC.

 STOCK TRADING RESTRICTIONS

  All shareholders prior to the initial public offering have entered into contractual "lock-up" agreements providing that they will not offer, sell, contract to sell, or grant any option to purchase or otherwise dispose of the shares of common stock owned by them for a period of 180 days after the date of the initial public offering. In addition, the Company and its shareholders (immediately prior to this offering) are parties to the Amended and Restated Shareholders' Agreement, dated as of December 18, 1997, which provides, in part, (i) that each such shareholder will not transfer such shareholders' shares of common stock to an unaffiliated third party without the Company's consent and (ii) the Company has the right to repurchase each such shareholder's shares of common stock at one-half of the then current market price of the shares if such shareholder ceases to provide services on a regular basis to the Company. The Company's repurchase right lapses ratably (at 20% per year) over a period of five years starting on December 18, 1998.

 SHARE SPLIT

  During October 1997, the Company amended its articles of incorporation, effecting a 2,142.2451-for-one share split of the Company's common shares, assigning a par value of $.001 per common share, and increasing the number of authorized common shares to 40,000,000. The Company also authorized 5,000,000 preferred shares. The accompanying financial statements and notes thereto have been adjusted retroactively to give effect to the aforementioned actions.

 STOCK OPTIONS

  In April 1994, the Company granted options to the chairman of the Board of Directors to purchase up to 342,759 common shares at $2.09 per share, which was estimated fair value at the time. Of these options, 171,380 were exercisable upon grant, with the remaining shares exercisable in April 1997. Any unexercised options would expire at that time. During 1996, 171,379 of these options were exercised. The remaining options were exercised in April 1997.

  In October 1997, the Board of Directors and shareholders approved the Company's 1997 Stock Option Plan (the Option Plan). The Option Plan provides for the granting to employees of incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), and for the granting to employees, directors and consultants of nonstatutory stock options and stock purchase rights (SPRs). Unless terminated sooner, the Option Plan will terminate automatically in 2007. A total of 1,500,000 shares of common stock are currently authorized pursuant to the Option Plan. During December 1997, 629,000 stock options were granted under the Option Plan to employees and members of the Board of Directors with an exercise price of $9, the initial public offering price. Twenty-five percent of these options vest on July 1, 1998, six months after the commencement date, with an additional 25 percent vesting at the end of each 12-month period thereafter, subject to the optionee's continuing to be an employee on such dates. All of the options expire in five years.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of employee stock options equals the market price of the underlying stock at the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of SFAS No. 123.

                                  LECG, INC.

  The following table summarizes the transactions of the Company's Option
Plan:

                                                                        WEIGHTED
                                                               WEIGHTED AVERAGE
                                                       NUMBER  AVERAGE    FAIR
                                                         OF    EXERCISE VALUE AT
                                                       SHARES   PRICE    GRANT
                                                       ------- -------- --------
   Options outstanding December 31, 1996..............       0
     Options granted.................................. 629,000   $ 9     $13.05
     Options exercised................................       0
     Options forfeited................................       0
                                                       -------
   Options outstanding December 31, 1997.............. 629,000
                                                       =======

  Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                   OPTIONS
                                                                 VESTINGS IN
                                                               ----------------
                                                               1998-99  2000-01
                                                               -------  -------
   Risk-free interest rate....................................    5.69%    5.74%
   Dividend yield.............................................       0        0
   Volatility factor..........................................    55.2%    55.2%
   Weighted average expected life............................. 3 years  5 years

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information is as follows:

                                                                PRO FORMA WITH
                                                                 COMPENSATION
                                                  PRO FORMA AS EXPENSE FROM FAIR
                                                    REPORTED     VALUE OPTIONS
                                                  ------------ -----------------
   Net income....................................  $5,258,557     $5,233,491
   Basic earnings per share......................  $     0.52     $     0.51
   Diluted earnings per share....................  $     0.51     $     0.51

  Because SFAS No. 123 provides for the amortization of compensation expense for options, pro forma expense will likely increase in future years as new option grants are made by the Company and become subject to the disclosure requirements of SFAS No. 123.

 1997 EMPLOYEE STOCK PURCHASE PLAN

  The Company's 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors and the shareholders in October 1997. A total of 500,000 shares of common stock have been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan is intended to qualify under
Section 423 of the Internal Revenue Code. The Stock Purchase Plan is administered by the Board of Directors or by a committee appointed by the Board. The price of shares purchased under the Stock Purchase Plan is 85 percent of the lower of the fair market value of the common shares at the beginning of the offering period or at the end of the relevant purchase period. The Stock Purchase Plan will terminate in October 2007. No shares were issued under the Stock Purchase Plan in 1997, and $41,133 was collected from employees for future purchases.

                                  LECG, INC.

8. RELATED PARTY TRANSACTIONS:

  Included in shareholders' equity are notes receivable from shareholders arising from the sale of common shares prior to the initial public offering (see Note 7), as well as other advances to shareholders. These amounts are unsecured and due on or before December 31, 2002. The notes bear interest at 7 percent.

  Related party cost of services and accrued Expert and project origination fees represent Expert fees, project origination fees and other amounts paid or owed to shareholders. These amounts are paid when the related project receivables have been collected.

9. COMMITMENTS AND CONTINGENCIES:

  The Company leases its office facilities and certain equipment under operating leases through the year 2007.

  Future minimum rental payments under these noncancellable leases with initial or remaining lease terms in excess of one year are as follows:

   1998............................................................ $ 2,269,000
   1999............................................................   2,281,422
   2000............................................................   2,389,478
   2001............................................................   2,510,740
   2002............................................................   1,906,816
   Thereafter......................................................   2,479,500
                                                                    -----------
     Total minimum lease payments.................................. $13,836,956
                                                                    ===========

  Rent expense was $978,113, $1,077,530 and $1,843,839 for the years ended December 31, 1995, 1996 and 1997, respectively.

10. PRO FORMA FINANCIAL INFORMATION (UNAUDITED):

 PRO FORMA ADJUSTMENTS TO CONSOLIDATED FINANCIAL STATEMENTS

  The pro forma consolidated statements of income have been adjusted to reflect a provision for income taxes assuming an effective tax rate of 41 percent that would have been recorded had the Company been a C Corporation for all periods presented.

  Other income in 1997 (see Note 12) is not expected to be recurring, although it is included in pro forma net income and pro forma earnings per share. If this item had not occurred, pro forma net income would be $4,755,959 and pro forma basic and pro forma diluted earnings per share would be $0.47 and $0.46, respectively.

 PRO FORMA EARNINGS PER SHARE

  Pro forma earnings per share (EPS) are computed using the weighted average common shares outstanding at each reporting date. In accordance with Securities and Exchange Commission requirements, stock issued within a one-year period prior to the initial filing of the registration relating to the initial public offering has been treated as outstanding for all reporting periods, using the treasury stock method.

                                  LECG, INC.

  The following table reconciles the numerators and denominators of the basic and diluted EPS computations:

                             FOR THE YEAR ENDED DECEMBER 31,     FOR THE YEAR ENDED DECEMBER 31,
                                          1996                                1997
                           ----------------------------------- -----------------------------------
                             INCOME       SHARES     PER SHARE   INCOME       SHARES     PER SHARE
                           (NUMERATOR) (DENOMINATOR)  AMOUNT   (NUMERATOR) (DENOMINATOR)  AMOUNT
                           ----------- ------------- --------- ----------- ------------- ---------
   Basic EPS: pro forma
    income available to
    common shareholders... $3,099,048   10,006,036     $0.31   $5,258,557   10,210,783     $0.52
                           ==========   ==========     =====   ==========   ==========     =====
   Effect of dilutive
    securities: stock
    options...............          0      238,599                      0       37,865
   Diluted EPS: income
    available to common
    shareholders assumed
    conversions........... $3,099,048   10,244,635     $0.30   $5,258,557   10,248,648     $0.51
                           ==========   ==========     =====   ==========   ==========     =====

  Options to purchase 629,000 shares of common stock at $9 per share were granted in the last quarter of 1997 but were not included in the computation of diluted EPS because the options' exercise price was equal to or greater than the average market price (and IPO price) of the common shares. The options expire on December 31, 2002.

11. INCOME TAXES:

  The Company's S Corporation status terminated in connection with the Company's initial public offering, thereby subjecting the Company's income to federal income taxes at the corporate level. The Company accounts for income taxes in accordance with the provisions of SFAS No. 109. Except for the effect of the reversal of net deductible temporary differences, the Company is not aware of any significant differences between book and taxable income in future years.

  Prior to the initial public offering, the Company elected Subchapter S Corporation status for income tax purposes. Accordingly, the income of the Company was reported on the individual income tax returns of its shareholders. The financial statements, therefore, do not include a provision for income taxes prior to the closing of the public offering.

  The reconciliation of income taxes computed using the statutory U.S. income tax rate and the provision for income taxes follows:

   C Corporation income before taxes for the 14-day period ended
    December 31, 1997............................................. $  342,811
   Net taxable temporary differences..............................    (27,206)
                                                                   ----------
   Book taxable income as a C Corporation......................... $  315,605
                                                                   ----------
   C Corporation income taxes at the statutory rate...............   $107,306
   C Corporation state taxes, net of federal benefit..............     22,092
   Deferred tax provision for C Corporation.......................     11,154
   S Corporation income taxes.....................................    315,740
   Provision for change in tax status to C Corporation............  2,692,051
                                                                   ----------
   Provision for income taxes..................................... $3,148,343
                                                                   ==========

                                  LECG, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

  The provision for income taxes as shown in the accompanying consolidated statements of income include the following components:

   Current provision:
     Federal........................................................ $  107,306
     State..........................................................    337,832
                                                                     ----------
       Total current provision......................................    445,138
   Deferred taxes for C Corporation.................................     11,154
   Termination of S Corporation status..............................  2,692,051
                                                                     ----------
       Total provision for income taxes............................. $3,148,343
                                                                     ==========

  The components of the deferred tax liability are as follows:

                                                              NON-
                                                  CURRENT   CURRENT     TOTAL
                                                  -------- ---------- ----------
   Depreciation.................................. $171,340         -- $  171,340
   481(a) Adjustment.............................  743,955  1,787,910  2,531,865
                                                  -------- ---------- ----------
                                                  $915,295 $1,787,910 $2,703,205
                                                  ======== ========== ==========

  The 481(a) Adjustment represents the cumulative timing differences resulting from the Company's conversion from cash basis to accrual basis of accounting for tax purposes concurrent with its conversion of S Corporation to C Corporation status.

12. OTHER INCOME-DEFERRED PURCHASE OPTION DEPOSIT:

  In June 1993, another major consulting firm purchased from the Company an option to buy all of the Company's assets at a formula price based on a multiple of earnings and equity. The Company received $1,000,000 for granting this option, which was deferred in the consolidated balance sheet, net of applicable expenses. During 1997, the option agreement expired and the Company recognized the $851,862 as other income in 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Emeryville, State of California, on this 30th day of March, 1998.

                                          LECG, INC.

                                            /s/ Thomas M. Jorde
                                          By: _________________________________
                                             Name: Thomas M. Jorde
                                             Title: President

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints, jointly and severally, David J. Teece, Thomas
M. Jorde and Kimberly D. Gilmour and each one of them, his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                   CAPACITY IN WHICH SIGNED           DATE
             ---------                   ------------------------           ----

     /s/ David J. Teece
 ________________________________   Chairman of the Board of           March 30, 1998
                                    Directors
           David J. Teece

     /s/ Thomas M. Jorde
 ________________________________   President (Principal Executive     March 30, 1998
                                    Officer)
          Thomas M. Jorde

   /s/ Kimberly D. Gilmour
 ________________________________   Chief Financial Officer            March 30, 1998
                                    (Principal
        Kimberly D. Gilmour         Financial and Accounting Officer)

   /s/ Richard J. Gilbert
 ________________________________   Director                           March 30, 1998
         Richard J. Gilbert

    /s/ Robert G. Harris
 ________________________________   Director                           March 30, 1998
          Robert G. Harris

    /s/ Gordon C. Rausser
 ________________________________   Director                           March 30, 1998
         Gordon C. Rausser

     /s/ Mario M. Rosati
 ________________________________   Director                           March 30, 1998
          Mario M. Rosati

 ________________________________   Director
         William J. Spencer