Form 10-Q
period 1998-03-31
LECG INC
filed 1998-05-15
CIK 1047749

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  March 31, 1998

                                  or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  001-14512

                                  LECG, INC.
            (Exact name of registrant as specified in its charter)

          California                                  94-3063119
-------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                              2000 Powell Street
                         Emeryville, California 94068
              ---------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (510) 653-9800
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 13, 1998, registrant had outstanding 13,027,867 shares of Common
Stock.

================================================================================

                                  LECG, INC.

                                     INDEX

                                                                     Page No.
                                                                     --------


        PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements:

                Consolidated Balance Sheets
                March 31, 1998 and December 31, 1997.......................  4

                Consolidated Statements of Income
                three months ended March 31, 1998 and 1997.................  5

                Consolidated Statements of Cash Flow
                three months ended March 31, 1998 and 1997.................  6

                Notes to Consolidated Financial Statements.................  7

Item 2          Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  8


        PART II.  OTHER INFORMATION

Item 6          Exhibits and Reports on Form 8-K........................... 11

                Signatures................................................. 12

                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  LECG, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                     March 31,   December 31,
                                                                        1998         1997
                                                                    (Unaudited)
ASSETS
 Current assets:
  Cash                                                                 $21,865        $24,165
  Accounts receivable, net                                              20,870         16,280
  Prepaid expenses                                                       1,081            841
                                                                       -------        -------
     Total current assets                                               43,816         41,286
 Security deposits                                                         246            186
 Property and equipment, net                                             4,336          3,584
                                                                       -------        -------
     Total assets                                                      $48,398        $45,056
                                                                       =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
 Liabilities:
  Current liabilities:
  Accounts payable and accrued liabilities                             $ 2,105        $ 2,216
  Accrued expert and project origination fees:
   Related party                                                         5,388          3,553
   Other                                                                 4,866          2,953
  Client retainers                                                         619            551
  Income taxes payable                                                   1,454            262
  Deferred tax liability                                                   703            915
  Distribution payable                                                       0          5,357
  Other current liabilities                                                877            824
                                                                       -------        -------
     Total current liabilities                                          16,012         16,631
  Deferred tax liability                                                 1,788          1,788
                                                                       -------        -------
     Total liabilities                                                  17,800         18,419

Shareholders' equity:
  Common shares, $.001 par value; authorized 40,000,000 shares;
   issued and outstanding, 13,027,867 shares as of March 31, 1998
   and December 31, 1997                                                    13             13
  Additional paid-in capital                                            29,193         29,177
  Notes receivable from shareholders                                      (611)        (2,755)
  Retained earnings                                                      2,003            202
                                                                       -------        -------
     Total shareholders' equity                                         30,598         26,637
                                                                       -------        -------
     Total liabilities and shareholders' equity                        $48,398        $45,056
                                                                       =======        =======

The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                   Three months ended March 31,
                                                   ----------------------------
                                                       1998             1997
                                                     -------          -------
Revenues                                             $15,780           $9,901
Cost of services:
 Related party                                         2,489            2,206
 Other                                                 7,563            4,440
                                                     -------           ------
  Total cost of services                              10,052            6,646

  Gross profit                                         5,728            3,255
General and administrative expenses                    2,868            1,415
Interest income                                          193                0
                                                     -------           ------
  Income before income taxes                           3,053            1,840
Income taxes                                           1,252               64
                                                     -------           ------
  Net income                                         $ 1,801           $1,776

Pro forma income data:
 Net income as reported                              $ 1,801           $1,776
 Pro forma adjustments                                     0             (690)
                                                     -------           ------
  Pro forma net income                               $ 1,801           $1,086

Pro forma basic earnings per share                     $0.14            $0.11
                                                     =======           ======
Pro forma diluted earnings per share                   $0.14            $0.11
                                                     =======           ======

The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (Unaudited)

                                                                               Three months ended March 31,
                                                                               -----------------------------
                                                                                 1998                 1997
                                                                               ---------            --------

Cash flows from operating activities:
 Net income                                                                      $ 1,801            $ 1,776
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                                      236                136
  Bad debt expense                                                                    12                  0
  Loss on disposal of property and equipment                                           1                  0
  Increase in accounts receivable                                                 (4,602)            (1,175)
  Increase in prepaid expenses and security deposits                                (300)               (12)
  (Decrease) increase in accounts payable and accrued liabilities                   (111)               346
  Increase in accrued expert and project origination fees                          3,748              1,432
  Increase in client retainers                                                        68                 54
  Decrease in deferred tax liability                                                (212)                 0
  Increase (decrease) in income taxes payable                                      1,192                (39)
  Increase in other current liabilities                                               53                  4
                                                                                 -------            -------
     Net cash provided by operating activities                                     1,886              2,522

Cash flows from investing activities:
  Purchase of property and equipment                                                (990)              (276)
  Proceeds from the disposal of property and equipment                                 1                  1
                                                                                 -------            -------
     Net cash used in investing activities                                          (989)              (275)

Cash flows from financing activities:
  Borrowing under line of credit                                                       0                297
  Repayments on line of credit                                                         0               (297)
  Sale of common shares                                                                0                 22
  Shareholder advances                                                              (168)                 0
  Collection of notes receivable from shareholders                                   664                120
  Distributions to shareholders                                                   (3,693)            (1,937)
                                                                                 -------            -------
     Net cash used in financing activities                                        (3,197)            (1,795)
                                                                                 -------            -------
Net (decrease) increase in cash                                                   (2,300)               452
Cash at beginning of period                                                       24,165                  3
                                                                                 -------            -------
Cash at end of period                                                            $21,865            $   455
                                                                                 =======            =======

Supplemental cash flow information:
 Cash paid for interest                                                          $     1            $     1
                                                                                 =======            =======
 Cash paid for income taxes                                                      $   272            $    95
                                                                                 =======            =======

Noncash financing activities:
 Sale of common shares through issuance of notes                                 $     0            $    87
                                                                                 =======            =======
 Collection of notes through application of distributions                        $ 1,664            $   305
                                                                                 =======            =======

The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

1.   INTERIM CONSOLIDATED FINANCIAL INFORMATION

     The accompanying Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in management's opinion, include all adjustments necessary for a fair statement of results for such interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes that the disclosures made are adequate to make the information presented not misleading.

     The interim results for the three months ended March 31, 1998 and 1997 are not necessarily indicative of results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2.   PRO FORMA FINANCIAL INFORMATION:

     PRO FORMA ADJUSTMENTS TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma consolidated statements of income have been adjusted to reflect a provision for income taxes assuming an effective tax rate of 41 percent that would have been recorded had the Company been a C Corporation for all periods presented.

     PRO FORMA EARNING PER SHARE

     Pro forma earnings per share (EPS) are computed using the weighted average common shares outstanding at each reporting date. The following table reconciles numerators and denominators of the basic and diluted EPS computations:

                                                      EFFECT OF DILUTIVE
                                           BASIC     SECURITIES - OPTIONS   DILUTED
  Three Months Ended:    March 31, 1998  13,027,867         94,884         13,122,751
                         March 31, 1997  10,057,841        131,626         10,189,467

3.   COMMITMENTS AND CONTINGENCIES:

     The Company leases its office facilities and certain equipment under operating leases through the year 2007.

     Future minimum rental payments under noncancellable leases with initial or remaining lease terms in excess of one year are $2,444,214, $2,581,788, $2,689,844, $2,811,106, $2,207,182 and $2,604,653 in 1998, 1999, 2000,
     2001, 2002 and thereafter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS SET FORTH IN THIS REPORT. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues. Revenues increased 59.4% to $15.8 million in the three months ended March 31, 1998, from $9.9 million in the three months ended March 31, 1997. This growth in revenues was primarily attributable to additional services provided to existing clients and engagements with new clients. The Company expanded the number of projects billed from 277 through the first three months of 1997 to 338 through the same period in 1998. Additionally, revenues increased due to an increased number of senior Professional Staff relative to junior Professional Staff.

Gross Profit. Gross profit consists of revenues less cost of services, which includes Expert fees, Professional Staff salaries and benefits, project origination fees and other direct project expenses. Gross profit increased 76.0% to $5.7 million in the first three months of 1998 from $3.3 million in the comparable period in 1997. Gross profit as a percentage of revenues was 36.3% in the first three months of 1998 compared to 32.9% in 1997. To service additional client projects, the Company increased the number of Principals and employees, including Professional Staff to 277 at March 31, 1998 from 170 at March 31, 1997. LECG's Experts leveraged Professional Staff resources more effectively which resulted in a higher contribution to Company margins.

General and Administrative. General and administrative includes salaries and benefits of management and the administrative staff, facilities costs, supplies, outside professional fees not billed to clients and all other corporate costs. General and administrative increased 102.6% to $2.9 million in the three month period ended March 31, 1998 from $1.4 million in the prior year period. As a percentage of revenues, general and administrative increased to 18.2% in the first three months of 1998 from 14.3% in the first three months of 1997. This increase is the result of investments made in recruiting and office infrastructure to support growth.

Income before income taxes. Income before income taxes for the three months ended March 31, 1998 was $3.1 million, compared with $1.8 million for the three months ended March 31, 1997. The improvement is attributable to increased revenues while maintaining profit margins.

Pro forma Results. The pro forma presentation in the Consolidated Statements of Income for the three months ended March 31, 1997 assumes the Company had been operating as a C Corporation and reflects an effective tax rate of 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flow from operations, supplemented by the net proceeds from the sale of common stock in 1997. Cash flows provided by operations was $1.9 million and $2.5 million for the three months ended March 31, 1998 and 1997, respectively. A large component of the decrease is due to the Company now being taxed as a C Corporation.

Cash flows used in investing activities was $1.0 million and $.3 million for the three months ended March 31, 1998 and 1997, respectively. This increase is the result of the significant increase in the number of individuals employed by the firm which has required the Company to invest in equipment to support staff.

Cash flows used in financing activities was $3.2 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively. Concurrent with the consummation of the initial public offering in 1997, the Company declared a Subchapter S Corporation distribution of $5.4 million. During the first quarter of 1998, the Company paid $3.7 million of this distribution to shareholders and the remaining $1.7 million was applied to notes receivable from shareholders. The distributions paid was partially funded by the net proceeds from the sale of common stock. During the first quarter of 1997, the Company paid $1.9 million in Subchapter S Corporation distributions to its shareholders which was partially funded by the Company's line of credit. The line expires May 31, 2000 and provides maximum borrowings of $3.0 million. Borrowings are limited to working capital requirements and bear interest at the bank's prime rate (8.5% at March 31, 1998). Borrowings are secured by accounts receivable and fixed assets.

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

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          Exhibit 27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

     Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LECG, INC.



Date: May 15, 1998                  By: /s/ Thomas M. Jorde
                                        ---------------------------------
                                        Name: Thomas M. Jorde
                                        Title: President


Date: May 15, 1998                  By: /s/ Kimberly D. Gilmour
                                        ---------------------------------
                                        Name: Kimberly D. Gilmour
                                        Title: Chief Financial Officer