Form 10-Q
period 1998-06-30
LECG INC
filed 1998-08-14
CIK 1047749

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

  (MARK ONE)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM       TO      .

                       COMMISSION FILE NUMBER: 001-14512

                                  LECG, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                       94-3063119
 (STATE OR OTHER JURISDICTION OF INCORPORATION
               OR ORGANIZATION)                       (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              2000 POWELL STREET
                         EMERYVILLE, CALIFORNIA 94608
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                  (ZIP CODE)

                                (510) 653-9800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

  As of August 13, 1998, registrant had outstanding 13,027,867 shares of Common Stock.


================================================================================

                                   LECG, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
        PART I--FINANCIAL INFORMATION
 Item 1 Financial Statements:
        Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997.........................      3
        Consolidated Statements of Income
         Three months ended June 30, 1998 and 1997...................      4
        Consolidated Statements of Income
         Six months ended June 30, 1998 and 1997.....................      5
        Consolidated Statements of Cash Flows
         Six months ended June 30, 1998 and 1997.....................      6
        Notes to Consolidated Financial Statements...................      7
 Item 2 Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................      8

        PART II--OTHER INFORMATION
 Item 3 Changes in Securities and Use of Proceeds....................     11
 Item 4 Submission of Matters to a Vote of Security Holders..........     11
 Item 6 Exhibits and Reports on Form 8-K.............................     11
        Signatures...................................................     12

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   LECG, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        JUNE 30,   DECEMBER 31,
                                                          1998         1997
                                                       ----------- ------------
                                                       (UNAUDITED)
                        ASSETS
Current assets:
  Cash................................................   $17,013     $24,165
  Accounts receivable, net............................    25,902      16,280
  Prepaid expenses....................................     1,485         841
                                                         -------     -------
      Total current assets............................    44,400      41,286
Security deposits.....................................       260         186
Property and equipment, net...........................     5,173       3,584
                                                         -------     -------
      Total assets....................................   $49,833     $45,056
                                                         =======     =======
         LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Current Liabilities:
    Accounts payable and accrued liabilities..........   $ 2,517     $ 2,216
    Accrued expert and project origination fees:
      Related party...................................     5,441       3,553
      Other...........................................     5,718       2,953
    Client retainers..................................       688         551
    Income taxes payable..............................         0         262
    Deferred tax liability............................       703         915
    Distribution payable..............................         0       5,357
    Other current liabilities.........................       814         824
                                                         -------     -------
      Total current liabilities.......................    15,881      16,631
  Deferred tax liability..............................     1,496       1,788
                                                         -------     -------
      Total liabilities...............................    17,377      18,419
Shareholders' equity:
  Common shares, $.001 par value; authorized
   40,000,000 shares; issued and outstanding,
   13,027,867 shares as of June 30, 1998 and December
   31, 1997...........................................        13          13
  Additional paid-in capital..........................    29,193      29,177
  Notes receivable from shareholders..................      (611)     (2,755)
  Retained earnings...................................     3,861         202
                                                         -------     -------
      Total shareholders' equity......................    32,456      26,637
                                                         -------     -------
      Total liabilities and shareholders' equity......   $49,833     $45,056
                                                         =======     =======

 The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 JUNE 30,
                                                            -------------------
                                                              1998      1997
                                                            --------- ---------
Revenues..................................................  $  16,275 $  10,885
Cost of services:
  Related party...........................................      2,573     1,993
  Other...................................................      7,561     5,101
                                                            --------- ---------
    Total cost of services................................     10,134     7,094
    Gross profit..........................................      6,141     3,791
General and administrative expenses.......................      3,210     1,887
Interest income...........................................        191         0
Other income..............................................          0       852
                                                            --------- ---------
    Income before income taxes............................      3,122     2,756
Income taxes..............................................      1,264       115
                                                            --------- ---------
    Net income............................................  $   1,858 $   2,641
                                                            ========= =========
Pro forma income data:
  Net income as reported..................................            $   2,641
  Pro forma adjustments...................................               (1,015)
                                                                      ---------
    Pro forma net income..................................            $   1,626
                                                                      =========
Net income or pro forma net income per basic share........  $    0.14 $    0.16
                                                            ========= =========
Net income or pro forma net income per diluted share......  $    0.14 $    0.16
                                                            ========= =========
Basic shares used in computing net income or pro forma net
 income per share.........................................     13,028    10,201
Diluted shares used in computing net income or pro forma
 net income per share.....................................     13,271    10,223

 The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Revenues....................................................  $ 32,055 $ 20,786
Cost of services:
  Related party.............................................     5,062    4,199
  Other.....................................................    15,124    9,541
                                                              -------- --------
    Total cost of services..................................    20,186   13,740
    Gross profit............................................    11,869    7,046
General and administrative expenses.........................     6,078    3,302
Interest income.............................................       384        0
Other income................................................         0      852
                                                              -------- --------
    Income before income taxes..............................     6,175    4,596
Income taxes................................................     2,516      179
                                                              -------- --------
    Net income..............................................  $  3,659 $  4,417
                                                              ======== ========
Pro forma income data:
  Net income as reported....................................           $  4,417
  Pro forma adjustments.....................................             (1,705)
                                                                       --------
    Pro forma net income....................................           $  2,712
                                                                       ========
Net income or pro forma net income per basic share..........  $   0.28 $   0.27
                                                              ======== ========
Net income or pro forma net income per diluted share........  $   0.28 $   0.27
                                                              ======== ========
Basic shares used in computing net income or pro forma net
 income per share...........................................    13,028   10,129
Diluted shares used in computing net income or pro forma net
 income per share...........................................    13,197   10,206

 The accompanying notes are an integral part of these consolidated statements.

                                   LECG, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1998     1997
                                                             --------  --------
Cash flows from operating activities:
  Net income................................................ $  3,659  $ 4,417
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...........................      512      296
    Bad debt expense........................................       12        7
    Expiration of deferred purchase option..................        0     (852)
    Loss on disposal of property and equipment..............        5        0
    Increase in accounts receivable.........................   (9,634)  (4,004)
    Increase in prepaid expenses and security deposits......     (718)     (16)
    Increase in accounts payable and accrued liabilities....      301      686
    Increase in accrued expert and project origination fees.    4,653    2,666
    Increase in client retainers............................      137      158
    Decrease in deferred tax liability......................     (504)       0
    Decrease in income taxes payable........................     (262)       0
    (Decrease) increase in other current liabilities........      (10)     100
                                                             --------  -------
      Net cash (used in) provided by operating activities...   (1,849)   3,458
Cash flows from investing activities:
    Purchase of property and equipment......................   (2,107)    (971)
    Proceeds from the disposal of property and equipment....        1        0
                                                             --------  -------
      Net cash used in investing activities.................   (2,106)    (971)
Cash flows from financing activities:
    Borrowing under line of credit..........................        0    1,335
    Repayments on line of credit............................        0     (728)
    Sale of common shares...................................        0      380
    Shareholder advances....................................     (168)    (173)
    Collection of notes receivable from shareholders........      664      120
    Distributions to shareholders...........................   (3,693)  (3,050)
                                                             --------  -------
      Net cash used in financing activities.................   (3,197)  (2,116)
Net (decrease) increase in cash.............................   (7,152)     371
Cash at beginning of period.................................   24,165        3
                                                             --------  -------
Cash at end of period....................................... $ 17,013  $   374
                                                             ========  =======
Supplemental cash flow information:
  Cash paid for interest.................................... $      1  $     3
                                                             ========  =======
  Cash paid for income taxes................................ $  3,280  $   167
                                                             ========  =======
Noncash financing activities:
  Sale of common shares through issuance of notes........... $      0  $    87
                                                             ========  =======
  Collection of notes through application of distributions.. $  1,664  $   497
                                                             ========  =======

 The accompanying notes are an integral part of these consolidated statements.

                                  LECG, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

1. INTERIM CONSOLIDATED FINANCIAL INFORMATION:

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

  The interim results for the three and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES:

  During the second quarter of 1998, certain key principals agreed to change the structure of their project origination fees. A portion of these fees will be set aside in a bonus pool and paid out based on the profitability of the Company rather than a fixed percent of revenue. During the three month period ended June 30, 1998, $200,000 was accrued under this plan.

3. PRO FORMA FINANCIAL INFORMATION:

 Pro Forma Adjustments to Consolidated Financial Statements

  The pro forma consolidated statements of income have been adjusted to reflect a provision for income taxes assuming an effective tax rate of 41 percent that would have been recorded had the Company been a C Corporation.

4. SUBSEQUENT EVENT:

  On July 1, 1998, the Company signed a definitive Merger Agreement (the "Agreement") with The Metzler Group, Inc. ("Metzler"), a provider of consulting services to energy based and related network industries. Under the terms of the Agreement, the Company will become a wholly owned subsidiary and independent operating unit of Metzler. The merger is expected to be accounted for as a pooling of interests. The Agreement provides that each share of the Company's common stock will be converted into the right to receive 0.6 shares of Metzler common stock. Each holder of the Company's common stock who would otherwise have been entitled to receive a fraction of a share of Metzler common stock will receive cash in lieu thereof. The approval of the Agreement requires the affirmative vote of the holders of a majority of the Company's common stock outstanding as of the record date, July 1, 1998. A special meeting of the shareholders will be held on August 19, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN RISK FACTORS SET FORTH IN THIS REPORT. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31,1997. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD- LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

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

RESULTS OF OPERATIONS

  Revenues. Revenues increased 49.5% to $16.3 million in the three months ended June 30, 1998, from $10.9 million in the three months ended June 30, 1997. Revenues for the six months ended June 30, 1998 increased 54.2% to $32.0 million from $20.8 million in the prior year period. This growth in revenues was primarily attributable to additional services provided to existing clients and engagements with new clients. The Company expanded the number of projects billed from 300 in the three month period ended June 30, 1997 to 397 during the same period in 1998 and from 577 during the six months ended June 30, 1997 to 735 during the same period in 1998. Additionally, revenues increased due to an increased number of senior Professional Staff relative to junior Professional Staff.

  Gross Profit. Gross profit consists of revenues less cost of services, which includes Expert fees, Professional Staff salaries and benefits, project origination fees and other direct project expenses. Gross profit increased 62.0% to $6.1 million in the three month period ended June 30, 1998 from $3.8 million in the comparable period in 1997. For the six months ended June 30,1998, gross profit increased 68.5% to $11.9 million from $7.0 million in the prior year period. Gross profit as a percentage of revenues was 37.7% for the three month period ended June 30, 1998 compared to 34.8% in 1997 and was 37.0% for the six month period ended June 30, 1998 compared to 33.9% in 1997. To service additional client projects, the Company increased the number of Principals and employees, including Professional Staff, to 328 at June 30, 1998 from 200 at June 30, 1997. The resultant higher contribution to Company margins during the three months ended June 30, 1998 was due to a higher ratio of Expert billings to Professional Staff billings as well as a decrease in project origination fees of $380,000. This resulted from changes in the calculation and payment of these fees as described in footnotes to the financial statements. Project origination fees were 11.0% of total revenues in 1997. Approximately 11.5% of project origination fees or 1.2% of total revenues in 1998 were set aside in the discretionary bonus pool. The resulting savings to the Company was $180,000. In the second quarter of 1998, the Company also benefited from revised estimates of amounts payable for employee benefits. For the six months ended June 30, 1998, the higher contribution to Company margins was primarily due to the decrease in project origination fees during the second quarter offset by LECG's Experts leveraging Professional Staff resources more effectively.

  General and Administrative. General and administrative includes salaries and benefits of management and the administrative staff, facilities costs, supplies, outside professional fees not billed to clients and all other corporate costs. General and administrative increased 70.2% to $3.2 million in the three month period ended June 30, 1998 from $1.9 million in the prior year period. For the six month period ended June 30, 1998, general and administrative increased 84.1% to $6.1 million from $3.3 million in the prior year period. As a percentage of revenues, general and administrative increased to 19.7% in the three month period ended June 30, 1998 from 17.3% in 1997. For the six month period ended June 30,1998, general and administrative as a percentage of revenues increased to 19.0% from 15.9% in 1997. This increase is the result of increased costs associated with being a public company as well as investments made in recruiting and office infrastructure. These costs were offset by the Company reversing previous accruals of $300,000 due to an overestimate of the amounts owed to principals for administrative services rendered. Such services were actually provided through other Company expenditures.

  Other Income. The Company recognized non-recurring other income of $0.9 million for the three month period ended June 30, 1997 related to the expiration of an option to purchase the assets of the Company.

  Income before income taxes. Income before income taxes for the three months ended June 30, 1998 was $3.1 million, compared with $1.9 million for the three months ended June 30, 1997, excluding non-recurring other income of $0.9 million described above. For the six months ended June 30, 1998, income before income taxes was $6.2 million compared with $3.7 million in 1997, excluding non-recurring other income. The improvement is attributable to increased revenues while maintaining profit margins.

  Pro forma Results. The pro forma presentation in the Consolidated Statements of Income for the three months ended June 30, 1997 assumes the Company had been operating as a C Corporation and reflects an effective tax rate of 41.0%.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of liquidity has been cash flow from operations, supplemented by the net proceeds from the sale of common stock in 1997. Cash flows (used in) provided by operations was $(1.8) million and $3.5 million for the six months ended June 30, 1998 and 1997, respectively. A large component of the decrease is due to the Company now being taxed as a C Corporation. In addition, accounts receivable increased due to a large case which required a high level of effort in the first six months of 1998. This case settled in June 1998. Invoices have been approved and payment is expected shortly. The bad debt provision is minimal for 1998 as the Company's positive collection trends continue. The Company has reviewed the allowance for doubtful accounts, and the continued reserve of $459,000 is considered adequate.

  Cash flows used in investing activities was $2.1 million and $1.0 million for the six months ended June 30, 1998 and 1997, respectively. This increase is the result of the significant increase in the number of individuals employed by the firm which has required the Company to invest in furniture, computers and tenant improvements to support staff.

  Cash flows used in financing activities was $3.2 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively. Concurrent with the consummation of the initial public offering in 1997, the Company declared a Subchapter S Corporation distribution of $5.4 million. During the first quarter of 1998, the Company paid $3.7 million of this distribution to shareholders and the remaining $1.7 million was applied to notes receivable from shareholders. The distribution paid was partially funded by the net proceeds from the sale of common stock. During the first quarter of 1997, the Company paid $1.9 million in a Subchapter S Corporation distribution to its shareholders which was partially funded by the Company's line of credit. The line expires May 31, 2000 and provides maximum borrowings of $3.0 million. Borrowings are limited to working capital requirements and bear interest at the bank's prime rate (8.5% at June 30, 1998). Borrowings are secured by accounts receivable and fixed assets.

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

                          PART II--OTHER INFORMATION

ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

  Information required by Part II, Item 2(d) is hereby incorporated by reference to Part I, Item 2.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On April 24, 1998, LECG, Inc. held its 1998 Annual Meeting of Shareholders. Two items were voted upon by the company's shareholders. First, the shareholders elected the following individuals to serve as directors of the company. The voting results were as follows:

     DIRECTOR                                                    FOR    WITHHELD
     --------                                                    ---    --------
     David J. Teece.......................................... 9,087,874  2,500
     Thomas M. Jorde......................................... 9,087,874  2,500
     Richard J. Gilbert...................................... 9,087,874  2,500
     Robert G. Harris........................................ 9,087,874  2,500
     Gordon C. Rausser....................................... 9,087,874  2,500
     Mario M. Rosati......................................... 9,087,874  2,500
     William J. Spencer...................................... 9,087,874  2,500

  Secondly, the shareholders ratified the selection of Arthur Andersen, LLP as the Company's independent auditors for the year ended December 31, 1998. The voting results were as follows:

     FOR                 AGAINST                   ABSTAIN                   BROKER NON-VOTES
     ---                 -------                   -------                   ----------------
     9,087,274            1,400                     1,700                            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)Exhibits.

    Exhibit 27.1 Financial Data Schedule.

  (b)Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LECG, INC.

Date: August 14, 1998
                                          By: /s/ Thomas M. Jorde
                                            -----------------------------------
                                          Name: Thomas M. Jorde
                                          Title: President

Date: August 14, 1998
                                          By: /s/ Kimberly D. Gilmour
                                            -----------------------------------
                                          Name: Kimberly D. Gilmour
                                          Title: Chief Financial Officer